Form 10-Q
period 2014-06-30
RX Safes, Inc.
filed 2014-09-22
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-193800

RX Safes, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2928918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 South Green Valley Parkway, Suite 300 Henderson, NV 89012
(Address of principal executive offices)

516-983-9144
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 115,095,072 as of July 8, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited); and
F-4 - F-10	Notes to Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

RX SAFES INC.

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2014 (Unaudited)	December 31, 2013
Current Assets
Cash and cash equivalents	$8,233	$1,721
Inventory	3,791	5,187
Advance to consultant	20,000	—
Total Assets	$32,024	$6,908

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$200,568	$196,071
Loans payable to related party	90,774	—
Due under line of credit agreement	20,000	—
Interest payable	2,520	—
Total Current Liabilities	313,862	196,071

Long Term Liabilities
Loans payable to related party	—	34,774
Interest Payable	—	604
Total Long Term Liabilities	—	35,378

Total Liabilities	313,862	231,449
Stockholders Deficit
Common stock, par value $.001, 250,000,000 authorized 115,095,072 shares issued and outstanding as of June 30, 2014 and December 31, 2013	115,094	115,094
Additional paid in capital	1,643,632	1,643,632
Additional paid in capital - Warrants	389,235	389,235
Additional paid in capital - expired options	21,302	21,302
Accumulated Deficit	(2,451,101)	(2,393,804)
Total Stockholders' Deficit	(281,838)	(224,541)
Total Liabilities and Stockholders' Deficit	$32,024	$6,908

See notes to interim condensed financial statements.

RX SAFES INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$36	$—	$1,101	$—

COST OF GOODS SOLD
PRODUCT SOLD	145	—	435	—

GROSS PROFIT	(109)	—	666	—

OPERATING EXPENSES
General and Administrative Expense	43,217	80,252	56,147	142,107

TOTAL OPERATING EXPENSES

NET LOSS FROM OPERATIONS	(43,326)	(80,252)	(55,481)	(142,107)

OTHER INCOME (EXPENSE)
Other Income	—	—	100	—
Interest Expense	(1,058)	—	(1,916)	—
TOTAL OTHER INCOME (EXPENSES)	(1,058)	—	(1,816)	—

LOSS BEFORE INCOME TAXES	(44,384)	(80,252)	(57,297)	(142,107)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(44,384)	$(80,252)	$(57,297)	$(142,107)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	115,095,072	114,118,516	115,095,072	114,090,284

See notes to interim condensed financial statements.

RX SAFES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(57,297)	$(142,107)
Adjustments to reconcile net loss to net cash used in operations:

Decrease (increase) in assets
Inventory	1,395	(7,500)
Advance to Vendor	—	3,050
Advance to Consultant	(20,000)	—
Increase (decrease) in liabilities
Accounts payable & accrued expenses	4,498	85,091
Interest Payable	1,916	—

Net cash used in operating activities	(69,488)	(61,466)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of Common stock	—	20,000
Proceeds from related party loan advances	56,000	14,500
Proceeds under line of credit agreement	20,000	—

Net cash from financing activities	76,000	34,500

NET INCREASE (DECREASE) IN CASH	6,512	(26,966)

Cash and cash equivalents beginning of period	1,721	32,006

Cash and cash equivalents end of period	$8,233	$5,040

Supplemental Disclosure of Cash Flow Information

Cash Paid
Interest	$—	$—
Income Taxes	$—	$—

See notes to interim condensed financial statements.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1.

Nature of Operations:

Rx Safes, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2010. The Company develops, designs, manufactures, and sells finger print activated medication safes and other health care storage equipment.

Interim reporting:

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, as applicable, have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2.

Summary of Significant Accounting Policies:

The financial statements of the Company have been prepared using generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) of America that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

Management’s use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include funds on hand and short-term investments with original maturities of three months or less. Cash deposits are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC).

Inventories

Inventories consist of safes and brackets. All inventories are valued at lower of average cost or market. The Company periodically reviews inventories and items considered obsolete or outdated are reduced to their estimated net realizable value.

The components of inventory as of June 30, 2014 and December 31, 2013 are valued as follows:

	June 30, 2014	December 31, 2013
Safes	$3,695	$5,072
Brackets	96	115
Total Inventory	$3,791	$5,187

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Shipping and Handling Freight Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. The costs incurred by the Company for shipping and handling are reported as part of cost of goods sold.

Revenue recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured. The Company has recognized revenue associated with its mission as stated above in the nature of operations footnote. Sales to customers are recorded when the goods are shipped to the customer. Sales are reported net of allowances for estimated returns and allowances in the accompanying statements of income. Allowances for returns are estimated based on historical customer return rates. The Company has not had any product returns since inception. Customers pre-pay for orders though a website with their credit cards prior to the shipment of the goods, which takes place within a few days after the order is placed.

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $491 and $249 for the six months ended June 30, 2014 and 2013, respectively.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $700 and $0 for the six months ended June 30, 2014 and 2013.

Fair value measurements

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs .Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Income Taxes

The Company provides for income taxes under the provisions of Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes”, which requires that an asset and liability based approach be used in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of the temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets, which are not likely to be realized.

Stock-based Compensation

The Company adopted ASC 718, "Compensation - Stock Compensation" for stock-based compensation. ASC 718 requires that the fair value of the equity instruments (such as stock options) exchanged for services be recognized as an expense in the financial statements as the related services are performed.

Earnings Per Share

Earnings per share (“EPS”) have been calculated in accordance with ASC 260, “Earnings Per Share" which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. ASC 260 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when such inclusion is anti-dilutive.

NOTE 3.

RELATED PARTY TRANSACTIONS

Consulting Agreement

Effective July 1, 2010 the Company entered into a consulting agreement with Axius Consulting Group, Inc (“Axius”). The Company engaged Axius to provide services in connection with the Company's efforts to seek out business relationships and financing to grow the Company's business The Company agreed to pay Axius a retainer of $20,000 per month for a 12 month consecutive period. The Company renewed the year long agreement on July 1, 2011 and again on July 1, 2012. The consulting agreement was not renewed on July 1, 2013. Axius Consulting has at its sole discretion, to have the option to take payment of the accrued fee in cash or as common stock of the business, at a 50% discount to the current market value of the common stock. Certain payments made directly on behalf of the principals of Axius, in the form of health insurance payments of $32,977 in 2013 were applied against balances owing to Axius Consulting Group.

Balances included in accounts payable to Axius totaled $176,701 for the six months ended June 30, 2014, and the year ended December 31, 2013.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Loans Payable

Effective May 1, 2013 the Company entered into an agreement with Axius Consulting Group, Inc (“Axius”). It is the intent of both parties to create a line of credit agreement. The Company may borrow up to $50,000 from Axius. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $35,774 and $34,774 for the six months ended June 30, 2014 and year ended December 31, 2013, respectively. Total interest accrued on the note as of June 30, 2014 and December 31, 2013 were $1,320 and $604, respectively.

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with the Chief Executive Officer. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable at June 30, 2014 was $55,000. Total interest accrued on the note as of June 30, 2014 was $1000.

NOTE 4.

Purchase of Axius Consulting Group, Inc. Assets.

On July 1, 2010 RX Safes agreed to purchase all assets of Axius Consulting Group, Inc. for the amount of $16,262. Included in the asset purchase was inventory valued at $26,000. In connection with the sale, RX Safes agreed to purchase Aaron Kapner's interest in the assets of Axius Consulting Group, Inc. for the original amount invested. Mr Kapner was issued 260,000 shares of common stock in RX Safes for full settlement for the purchase of his interest in Axius Consulting Group, Inc.

NOTE 5.

License Agreements

Included in the assets purchase of Axius Consulting Group, Inc. was a Patent & Licensing Rights Agreement with bioMTRX. The agreement grants the licensee a royalty based, ($.50 per unit) exclusive license under their Patent License to use, manufacture, have manufactured, license and/or sell licensed intellectual property for any legal purpose with North America within the health care and consumer health markets. The term of the agreement is from the effective date (March 1, 2009) to the full end of the term or terms for which Patent Rights have not expired or, if only Technology Rights are licensed and no Patent Rights are applicable, for a term of 8 years.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 6.

Stock options and warrants

A summary of stock option and warrant activity for the period from inception June 1, 2010 to June 30, 2014 (as adjusted retroactively for the 5 for 1 forward stock split effective August 22, 2012) follows:

Description	Stock Options	Warrants

Granted to marketing consultant for
services in connection with letter
agreement dated June 26, 2010	1,500,000	-

Granted to marketing consultant for
services in connection with letter
agreement dated August 31, 2010	-	1,260,000

Issued to investor in connection with sale
of common stock on September 28, 2010	-	2,000,000

Outstanding at December 31, 2010	1,500,000	3,260,000

Issued to investor in connection with
sale of Company common stock
on January 28, 2011	-	50,000

Issued to investor in connection with
sale of Company common stock
on February 14, 2011	-	500,000

Additional warrants granted to marketing
consultant for services in connection with
amendment dated May 23, 2011 to
letter agreement dated August 31, 2010	-	6,990,000

Outstanding at December 31, 2011	1,500,000	10,800,000

Expired June 20, 2012	(500,000)	-

Outstanding at December 31, 2012	1,000,000	10,800,000

Options exercised June 20, 2013	(1,000,000)
Outstanding at December 31, 2013	-	8,800,000
Expired January 28, 2014	-	(50,000)

Expired February 10, 2014	-	(500,000)

Outstanding at June 30, 2014	-	8,250,000

Pursuant to a Letter Agreement effective June 26, 2010 with Dr. Mary Ellen Renna for marketing services for a term of two years ending on June 25, 2012, the Company issued a total of 1,500,000 post-split (300,000 pre-split) stock options to Dr. Renna. Each option is exercisable into one share of Company common stock at an exercise price of $0.01 post-split ($0.05 pre-split) per share. 500,000 of the options vested June 26, 2010 and expired June 20, 2012, 500,000 of the options vested June 26, 2011 of which 500,000 of the options were exercised on June 20, 2013, and 500,000 of the options vested June 26, 2012 of which 500,000 of the options were exercised on June 13, 2013. The $64,550 estimated fair value of the 1,500,000 stock options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.05 share price, (ii) $0.01 exercise price, (iii) terms of 2 years, 3 years, and 4 years, (iv) 100% expected volatility, and (v) risk free interest rates of 0.65%, 1.07%, and 1.49%) has been expensed evenly over the two year period from June 26, 2010 to June 25, 2012.

On June 20, 2013, Ms. Renna exercised the balance of her stock options amounting to 1,000,000 shares and paid to the Company $10,000 in cash.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Pursuant to a Letter Agreement dated August 20, 2010 with Dr. Reed Karim for marketing services for a term of two years ending on August 31, 2012, the Company issued a total of 1,260,000 post-split (252,000 pre-split) warrants to Dr. Karim. Each warrant is exercisable into one share of Company common stock at an exercise price of $0.005 post-split ($0.025 pre-split) per share. 630,000 of the warrants vested August 20, 2010 and expire August 20, 2015, 315,000 of the warrants vested September 1, 2011 and expire September 1, 2016, and 315,000 of the warrants vested September 1, 2012 and expire September 1, 2017. The $59,693 estimated fair value of the 1,260,000 warrants (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.05 share price, (ii) $0.005 exercise price, (iii) terms of 5 years, 6 years, and 7 years, (iv) 100% expected volatility, and (v) risk free interest rates of 1.47%, 1.78%, and 2.08%) has been expensed evenly over the period from August 20, 2010 to August 31, 2012.

On May 23, 2011, pursuant to an amendment to the Letter Agreement dated August 20, 2010 referred to in the preceding paragraph, the Company increased the number of issued warrants to Dr. Karim from a total of 1,260,000 post-split (252,000 pre-split) warrants to a total of 8,800,000 post-split (1,650,000 pre-split) warrants. 2,750,000 of the warrants vested August 20, 2010 and expire August 20, 2015, 2,750,000 warrants vested September 1, 2011 and expire September 1, 2016, and 2,750,000 warrants vested September 1, 2012 and expire September 1, 2017. The $329,542 excess of the $389,235 estimated fair value of the 8,800,000 warrants (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.05 share price, (ii) $0.005 exercise price, (iii) terms of 4.25 years, 5.25 years, and 6.25 years, (iv) 100% expected volatility, and (v) risk free interest rates of 1.46%, 1.89%, and 2.23%) over the $59,693 estimated fair value of the 1,260,000 warrants at August 20, 2010 referred to in the preceding paragraph has been expensed evenly over the period from May 23, 2011 to August 31, 2012.

NOTE 7.

Loans payable

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with Naples Family Trust. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable at June 30, 2014 was $20,000. Total interest accrued on the note as of June 30, 2014 was $200.

NOTE 8.

Equity

Common Stock.

Stock Split

On August 22, 2012 the Company amended its Certificate of Incorporation to split its outstanding shares of the companies’ common stock at a ratio of 5-for-1. The par value of the common stock was decreased to $.001 and increased the number of authorized shares to issue to 250,000,000. The accompanying financial statements have been adjusted to retroactively reflect the stock split.

Preferred Stock.

The Company is authorized to issue a second class of 5,000,000 preferred shares.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 9.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the six months ending June 30, 2014 and year ended December 31, 2013, respectively. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 10.

Consulting Agreement

On February 20, 2014, the Company executed a Consulting Agreement with Wall Street Buy Sell Hold Inc. (the “Consultant) to become effective once the Company’s Form S-1 registration statement becomes effective. The Agreement provides for the Consultant to perform certain specified business and investor relations services for the Company for a term of six months commencing on the effective date of the Company’s Form S-1 registration statement. If an opt-out clause is not exercised at the end of the six months, the term will extend for an additional six month period. The Agreement provides for the payment of monthly cash compensation to the Consultant of $20,000 per month until such time as the Company has raised $1,500,000 in its public offering and $30,000 per month thereafter.

On February 10, 2014, the consultant was issued 5,000,000 post-split shares of common stock for investor relations consulting services. These shares were returned by the consultant to treasury and the consultant was issued a warrant to purchase 5,000,000 shares of common stock, half of which vests in six months from the date of effectiveness of the Company’s registration statement and the balance will vest in one year from the date of effectiveness of the Company’s registration.

NOTE 11.

Subsequent Event

Effective August 19, 2014, the Company executed a Marketing Agreement with Josh Tolley who has become a spokesperson for the Company. In consideration for his services the Company has issued 100,000 shares of common stock as stock based compensation for this Agreement. The term of the agreement is six months At the end of the initial six month period, it is the intent of the Company to extend this relationship for an additional period, provided the Parties are in mutual agreement that they have established a good working relationship, at which time a new Agreement will be executed between the Parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We design, develop, engineer and market fingerprint medical security storage solutions for consumers and healthcare professionals. Our CEO and director, Ms. Yarde, has years of experience designing, developing and marketing consumer based security fingerprint products including garage door openers, front door locks, thermostats and mail boxes through multiple distribution channels, in prior companies. Founded in 2010, we are a pioneer in a new targeted sector in Prescription (Rx) and over-the-counter (OTC) drug security, providing real solutions to address Rx and OTC drug abuse. The Rx DrugSAFE™ product line of medical safes and prescription drug products offers consumers security products specifically designed to safely and securely store medications in the home. These secure storage products also offer healthcare professionals a secure and convenient means by which to control access to medications, addressing both loss prevention and safety concerns within a variety of healthcare settings. Our Rx DrugSAFE™ products are easy to set up and operate, convenient and competitively priced.

We have spent over a year redesigning the core electronics technology and mechanical locking mechanisms of our products in order to provide further security and convenience for our customers. We have taken our experience in safe and security product design and fingerprint technology and our understanding of consumer’s wants and needs and developed a product line that we believe can help save thousands of lives.

In the next 12 months, we intend to continue with our research and product development, implement on several areas of our marketing and distribution plan, purchase inventory of our existing product and new product designs and use working capital to secure office space, hire sales and support personnel, secure necessary business insurances and continue to establish business relationships to generate awareness, increase sales and comply with all necessary reporting requirements.

We will need to raise capital to meet our objectives. We have registered an offering to sell up to $2,460,000 in net proceeds. If we are able to raise capital, we plan to use $246,000 for Research and Development and will use this capital to develop additional products to add to our product line. To date we have funded our Research and Development through the sale of unregistered securities. The majority of the product development work was conducted under our agreement with Axius Consulting Group, Inc. whose principals have extensive experience in designing and developing consumer biometrics products. Based on our needs which were identified from feedback we received from customers as well as from a security specialist who evaluated our product, Axius worked with our sourcing company in China, providing them with the specifications for the product changes that were needed and then assisting them in conjunction with Rx Safes, Inc. to facilitate the prototyping and testing of these various changes to the product. Although we can continue to use this newly designed core technology, if we are able to raise capital we will further re-design our core electronic fingerprint and mechanical locking systems to incorporate the latest improvements in technology and cost reduction. As part of our product roadmap, we presently have two additional products at various stages of design. Firstly, we have a hand manufactured model of a larger version of the Rx DrugSAFE, the Rx DrugSAFE Pro, which can still be used in the home but is primarily designed to accommodate larger and a greater number of prescription pill bottles to support the needs of a variety of healthcare environments including assisted living facilities, nursing homes and emergency service vehicles. In order to commercialize these products, there are various steps we must take. The second product is the Rx DrugSAFE IC.

The fingerprint technology we plan on using in the Rx Drug SAFE Pro is identical to that of our current product. However, we will need to recreate CAD drawings for the assembly and then manufacture tooling for all the parts that make up the metal box. We anticipate that this will take approximately 2 months. We will then need to manufacture several samples of these parts, known as “first shots” from the tooling to test the integrity of the tools. This sampling is expected to take one month. Once we have verified that the tools are sufficient, we will then need to hand-assemble and test approximately 20 samples of the Rx DrugSAFE PRO with the new electronics, mechanical lock and other new design features that were incorporated into the new Rx DrugSAFE. At this point we will need to design in stronger mechanical locking components to support the larger size and greater weight of the Rx DrugSAFE Pro. This step is anticipated to take an additional 2 months. We will work with our manufacturing and development partner in China, Good Promotions, to source the necessary components, make the mold and prototype the Rx DrugSAFE Pro so that we can test the product prior to mass manufacturing. Once these samples are properly tested we will then be able to place an order for production. We anticipate that this will occur at the end of December so we will have units of the Rx DrugSAFE PRO available for resale in April 2015. Many of the healthcare facilities we have spoken with to date have requested additional features be available with our products to make them more applicable for their use. As part of the development of the Rx DrugSAFE PRO, we will also evaluate the cost of adding audit tracking capabilities to the safe, which will require additional flash memory, newly developed software and a time clock be added to the Printed Circuit Board. We may consider engaging the services of a US based engineering partner to perform this evaluation and deliver a report on the feasibility and cost differential for adding these additional features. This evaluation is anticipated to take 2 months and will be designed into the electronics over time.

All of the steps needed for the development of the Rx DrugSAFE PRO will be taken with the Rx DrugSAFE IC. This product is an insert designed to be installed inside of most standard medicine cabinets to allow seamless introduction of our secure technology in a place most households are familiar with keeping their medications. Because we do not intend to change the fingerprint module we use in the IC, we will simply focus on the industrial and mechanical design for this product and will work with our manufacturing and development partner, Good Promotions, to complete these designs and create the mold. We anticipate we will begin the process of developing this product in January 2015 and that the CAD drawing and tooling for this will be completed at the end of February. Sampling of the parts will take place in March 2015 and then testing of the finished sample units will be conducted in April and May 2015. The IC will need to be tested in various standard medicine cabinets offered for sale in the US prior to launching in the market. We should be able to place or first order for this product for availability in the Fall of 2015. As with the Pro, we have already received a number of enquiries for the IC version of our product.

If we are only able to raise the minimum amount in our public offering ($585,000) necessary to continue our business operations we will have to scale back the number of samples of the Rx DrugSAFE PRO that we produce for testing although the schedule will stay the same. We will not be able to afford evaluation for adding new technology but anticipate the timeline to bring the basic RxDrugSAFE PRO to market will remain the same. However, we anticipate that the development of the Rx DrugSAFE IC will be delayed until additional funds are available that can be further dedicated to Research and Development.

In order to create a market for our current and future products we recognize the importance of having a strong sales and marketing plan. We have budgeted $369,000 in any capital we are able to raise to be spent on sales and marketing over the next 12 months of operations.

We have already taken steps to establish sales channels for our products and intend to re-engage with the large distributors McKesson, Cardinal Health and Amerisource Bergen and invest in the participation of their various marketing programs to provide exposure for our products within their channels of distribution, which are the national pharmacy chains as well as the many independently owned or franchised neighborhood pharmacies. With McKesson and Cardinal Health, we already have established distribution agreements in place and anticipate it will take about one month to re-establish parameters for these two accounts. We have yet to establish a distribution agreement with Amerisource Bergen and anticipate that this will take approximately 3 months to develop the necessary relationships and establish an agreement. We will be able to accomplish these two prior goals even if we are only able to raise the minimum necessary to continue operations. However, a key to making these relationships successful is participating in their various “pay to play” programs where each company’s sales force is incentivized to sell particular products based on our participation in such programs. These programs include but are not limited to providing targeted sales material to the reps to help market our product, attending and exhibiting at various trade shows hosted by each respective distributor, offering special discounted pricing and providing special financial incentives to the sales reps to encourage them to sell our products. The participation in such programs is an ongoing effort and if we are only able to raise the minimum necessary to continue our business operations, we will not have the adequate financial resources in place to participate and will therefore have to rely on traditional grass roots efforts, i.e. establishing our own demand at the end user level, in order to make these relationships a success.

We have retained an investor/public relations firm to work with the company to gain exposure and build brand awareness in various television, print an online media.

A critical part of any business success is a strong web and social media presence. To facilitate this, we intend to immediately hire a company to manage our social media presence as well as revamp and optimize our own website with SEO and SEM with an ultimate goal to be in the top 3 of browser searches for our products and related products. The goal would be to increase our ranking over a period of 6 months. This is a top priority for us to be able to increase consumer awareness of our business and we will execute this even if we are only able to raise the minimum amount required to continue operations as this is considered a critical component of our ongoing sales and marketing efforts. To support this we will also need to create strong visual branding and have already identified a graphics design consultant we will engage to strengthen our visual presence across the web, promotional material and in any media campaigns. Even if we are only able to raise the minimum amount needed to continue operations, we will still set aside the necessary resource to engage a graphics person although we will scale down the amount of time spent on visual branding to only address the web based needs of the company,

An effective way to reach our targeted consumer audience is through the use of an infomercial. We will set aside approximately $100,000 of our sales and marketing budget to produce both a short form and long form infomercial and buy media time in select target markets to test the success of this for our current product. If successful we will dedicate additional resources from an intended subsequent capital raise to launch a full blown infomercial campaign and will engage with a third party fulfillment company to handle the incoming calls and product fulfillment. We will be able to fund an infomercial at this level if we are able to sell $1,835,000 in our offering. If we are not able to raise that, we will not have sufficient funds to develop an infomercial or purchase media time and therefore will not be able to execute on this part of our plan.

Our ultimate goal for the consumer version of our product is to make it widely attainable to the public through medical reimbursement. To this end, we will once again pursue FDA registration, set aside approximately $10,000 to pay the necessary product and facility registration fees and will then hire a consultant to assist us in the process of navigating CMS and private health insurance companies to recognize the product as a medical device and offer reimbursement of the majority of the purchase price through their plans so that the customer will only have to pay a small co-payment to purchase the product. Our goal is to have the Rx DrugSAFE product be reimbursable by January 2015. However, if we are only able to raise the minimum amount required to continue operations we will still look to immediately obtain the necessary registrations and pay the corresponding fees but will not be in a position to hire a consultant to assist us in establishing the product as a reimbursable medical device and will instead need to navigate this effort without the assistance of an industry expert. Without the guidance of an industry specialist, we anticipate that the January 2015 goal would be too aggressive and we would likely push back our targeted date to Summer2015.

We have also found trade shows to be an effective way to reach a large number of potential customers for a small investment of capital a plan on attending 5 in the next 12 month period. To support our intended growth in facilities within the healthcare industry, we will invest approximately $50,000 of our sales and marketing budget to attend and exhibit at a number of industry trade shows, securing booth space, and creating a small trade show display for the company and products. If we are only able to raise the minimum amount required to continue operations we will significantly reduce our trade show budget to $10,000 and will select only one event to attend in the initial 12 month period.

Also, it is our intention to sign up immediately with PR Newswire as we will need to regularly inform our customers and the market on our business progress as well as provide updated information on trends in our industry. Our goal would be to issue a Press Release a minimum of once every two weeks as the business continues to achieve its milestones and the industry landscape changes. However, with limited resources should we only raise the minimum amount required to continue operations, we will have to significantly decrease our commitment to this effort limiting the issuing of a Press Release to once every two months.

Finally, we have identified a number of not for profit organizations with whom we would like to partner. These organizations have access to targeted audiences of potential consumers of our product and would advertise our product on their website, at various events and as part of targeted campaigns. All of these organizations require financial sponsorship in order to take advantage of the wide reach they enjoy and this outreach could be key in creating awareness of our product by qualified potential customers who are already taking the time to investigate the issue of prescription drug abuse by visiting the organizations site or attending an event. We will need to raise at least $1,210,000 of our targeted amount to in order to participate with at least one of these organizations. If we only raise the minimum amount, we will not be able to afford the sponsorship fees and will therefore not be able to pursue this avenue to potential customers.

With our multifaceted effort to create a market for our product it is essential to ensure we have adequate product to meet the potential demand and will therefore budget $615,000 raised through the offering to place an immediate inventory order from our manufacturing partner Good Promotions and have it shipped and housed at Exxtra Express with whom we have already established a warehousing and distribution relationship. These units will have a lead time of approximately 90 days to arrive at our warehousing facility from the time of order. We find it effective to invest in a third party warehouse to fulfill our orders as we benefit from their fast turn around and discounted shipping rates and overall believe the company will save a substantial amount of money using them as a partner. We plan to order approximately 7,500 units of our current product and set aside any remaining balance to place a small order for each of the Pro and IC products once we have completed their product design so that we can do a pilot test of those products in select markets. Through our manufacturing sourcing partner we have access to multiple factories should our capacity outgrow the capabilities of our present facility. Thus, we believe 7,500 units will not be a problem. If we are only able to raise the minimum amount needed through our offering, we will have to significantly reduce the amount of units of the Rx DrugSAFE to 2,000 pieces and will likely only be able to afford to order approximately 300 units of the Rx DrugSAFE PRO product. This will have a negative impact on our pricing as the less units we order, the higher the cost. This will also clearly impact our revenue potential and will mean that the release of the Rx DrugSAFE IC will need to be postponed until we have adequate capital to order the necessary inventory.

We have budgeted $1,205,000 of the money raised through the offering for general working capital. Up to February 2014 we had been operating the business from a home office but recently identified suitable office/design space to relocate the company to. The space we have secured is in an executive office and although we have presently secured one small office, we have the ability to easily expand the space needed as we bring on additional personnel.. We expect to incur additional office expense for telephone/internet, office furniture and equipment postage and utilities and have budgeted another $50,000 to cover these expenses. We will then look to hire targeted human capital to help support the company’s intended growth and execute on our business plan. These resources will include three executive personnel, a CEO, CFO and COO, two senior sales executives, one to focus on developing our market in the consumer space and the other focusing on the healthcare industry in general, each with their respective sales support administrator, an in-house bookkeeper, and a receptionist/office administrator. This hiring effort will begin immediately and we are budgeting approximately $750,000 within the next 12 months of operations for payroll costs and benefits. The remaining $380,000 of working capital will be used as needed to continue to support our business and will be spent in the areas of T&E, consulting and professional fees (we will re-engage with Axius Consulting Group, Inc. to continue providing business and professional consulting to the company and will place our securities counsel, Clark Corporate Law Group, LLP our audit firm ZBS Group, LLP and our accountants, Tichy and Ioanides, CPA on monthly retainers), inventory management and distribution (Exxtra Express), and to build on our intellectual property portfolio through the filing of design patents for each of our products and other day to day operating expenses. If we are only able to raise the minimum amount through the offering it will force us to significantly scale back our proposed operations. We will still need to maintain suitable office space but will simply keep 1- 2 small offices in the Executive Suite and reduce the monthly budget to approx. $1,000 per month, including phones and internet. We will also then eliminate the need to purchase costly office furniture and equipment. Regarding Human Capital, we will only be able to hire one sales professional and one person in a sales support and administrative role. The current acting CEO, Lorraine Yarde will become our only full time executive staff member.

A tabular presentation of our plan of operations for the next 12 months follows:

			Needed Capital to Achieve Milestone Assuming 25%, 50%, 75%, and 100% of the Shares Are Sold
	Step (Milestone)	Estimated Month of Completion (A)	25%	50%	75%	100%
1.	Product Development:
	a. Rx DrugSAFE Pro	January 2015	$58,500	$61,500	$61,500	$61,500
	b. Rx Drug SAFE IC	May 2015	—	59,500	61,500	61,500
	c. Other		—	—	60,500	123,000
	Total product development		58,500	121,000	183,500	246,000

2.	Inventory:	April 2015	119,375	218,750	375,000	375,000
	a. Rx DrugSAFE Pro	April 2015	26,875	41,875	41,875	120,000
	b. Rx DrugSAFE IC	September 2015	—	41,875	41,875	120,000
	Total inventory		146,250	302,500	458,750	615,000

3.	Sales and Marketing:
	a. Finalization of 3
	distribution agreements	February 2015	18,000	25,000	25,000	52,000
	b. Website development	March 2015	12,000	12,000	12,000	12,000
	c. Infomercial	June 2015	—	—	75,000	100,000
	d. FDA registration for
	medical reimbursement	April 2015	10,000	50,000	50,000	50,000
	e. Industry trade shows	June 2015	10,000	25,000	35,000	50,000
	f. Sponsorship fees for
	partnerships with non-profit
	Organizations	June 2015	—	25,000	25,000	25,000
	g. Social media	June 2015	20,000	20,000	20,000	20,000
	g. Other		17,750	24,500	33,250	60,000
	Total sales and marketing		87,750	181,500	275,250	369,000

4.	Working Capital
	a. Office space and equipment	September 2015	25,000	37,500	75,000	75,000
	b. Employment costs for up to 3
	executive personnel, 2 senior
	sales executives, and 2 clerical
	Persons	September 2015	200,000	475,000	750,000	750,000
	c. Other		42,500	67,500	67,500	380,000
	Total working capital		367,500	580,000	892,500	1,205,000

5.	Legal and Accounting		25,000	25,000	25,000	25,000

	Total capital		$585,000	$1,210,000	$1,835,000	$2,460,000

(A) Assumes completion of the first stage of the offering in September 2014.

Results of Operations for the three and six months ended June 30, 2014 and 2013

Revenues

Our total revenue reported for the three months ended June 30, 2014 was $36, an increase from $0 for the same period ended 2013. Our total revenue reported for the six months ended June 30, 2014 was $1,101, an increase from $0 for the same period ended 2013. The revenues we had for the three and six months ended June 30, 2014 were from online sales. We had a gross loss for the three months ended June 30, 2014 and an insignificant gross profit for the six months ended June 30, 2014. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses decreased to $43,217 for the three months ended June 30, 2014 from $80,252 for the three months ended June 30, 2013. Our operating expenses for the three months ended June 30, 2014 consisted mainly of professional fees in the amount of $28,073, consulting fees of $0 for both three and six months ended June 30, 2014., and travel expenses of $6,985. In comparison, our operating expenses for the three months ended June 30, 2013 consisted mainly of professional fees in the amount of $17,300, consulting fees of $60,000, and travel expenses of $1,478.

Operating expenses decreased to $56,147 for the six months ended June 30, 2014 from $142,107 for the six months ended June 30, 2013. Our operating expenses for the six months ended June 30, 2014 consisted mainly of professional fees in the amount of $36,498, and travel expenses of $6,985. In comparison, our operating expenses for the six months ended June 30, 2013 consisted mainly of professional fees in the amount of $18,900, consulting fees of $120,000, and travel expenses of $1,478.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $44,384 for the three months ended June 30, 2014, compared to a net loss of $80,252 for the three months ended June 30, 2013. We incurred a net loss of $57,297 for the six months ended June 30, 2014, compared to a net loss of $142,107 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $32,024 and total current liabilities of $313,862. We had a working capital deficit of $281,838 as of June 30, 2014.

Operating activities used $69,488 in cash for the six months ended June 30, 2014. Our net loss of $57,297 offset by an advance to a consultant of $20,000 was the main component of our negative operating cash flow.

Cash flows provided by financing activities during the six months ended June 30, 2014 amounted to $76,000 from related party loan advances of $56,000 and loan advances of $20,000.

We have $8,233 in cash available as of June 30, 2014. Management believes that the amount of our current registered offering, $2,500,000, is sufficient to implement and fully carry out our business plan and no further funding will be required. However, we must raise at least $585,000 in net proceeds in the next two to twelve months otherwise we may temporarily or permanently have to cease operations.

For purposes of short term capital, we have entered into three Master Promissory Notes: one on May 1, 2013 and the other two on January 1, 2014. The first Master Promissory Note is with Axius and allows us to borrow up to $50,000 at 4% interest per annum that matures on December 31, 2014. At June 30, 2014 we have a balance of $35,774. There was total accrued interest of $1,320 as of June 30, 2014. The second Master Promissory Note is with Lorraine Yarde and allows us to borrow up to $100,000, at Ms. Yarde’s sole discretion, bearing simple interest in the amount of 4% per annum with a maturity date of December 31, 2014. To date, we have borrowed the amount of $55,000 under this Master Promissory Note. There was total accrued interest of $1,000 as of June 30, 2014. The third Master Promissory Note is with a majority shareholder, Naples Trust, and allows us to borrow up to $100,000, at the trust’s sole discretion, bearing simple interest in the amount of 4% per annum with a maturity date of December 31, 2014. To date, we have borrowed the amount of $20,000 under this Master Promissory Note. There was total accrued interest of $200 as of June 30, 2014.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the six months ending June 30, 2014 and year ended December 31, 2013, respectively. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position our company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. We have elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.       We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.       Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 19, 2014, we executed a Marketing Agreement with Josh Tolley who has become a spokesperson for our company. In consideration for his services we have issued 100,000 shares of common stock as stock based compensation for this agreement.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX Safes, Inc.
Date:	September 22, 2014
By:	/s/ Lorraine Yarde
Lorraine Yarde
Title:	President, Chief Executive Officer, and Director

