Form 10-Q
period 2014-09-30
RX Safes, Inc.
filed 2014-11-12
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-193800

RX Safes, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2928918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 Green Valley Parkway, Suite 300 Henderson, NV 89012
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 115,315,072 as of September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONTENTS

FINANCIAL STATEMENTS	Page(s)

Condensed Balance Sheets - (Unaudited) - September 30, 2014 and December 31, 2013	4

Condensed Statements of Operations - (Unaudited) Nine and The Three Months Ended September 30, 2014 and 2013	5

Condensed Statements of Cash Flows - (Unaudited) Nine Months Ended September 30, 2014 and 2013	6

Notes to Interim Condensed Financial Statements - (Unaudited)	7-14

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

RX SAFES INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$10,980	$1,721
Inventory	2,399	5,187
Advance to vendor	12,500	-

Total Assets	$25,879	$6,908

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$213,571	$196,071
Loans payable to related party	80,274	-
Due under line of credit agreement	30,000	-
Interest payable	3,642	-
Total Current Liabilities	327,487	196,071

Long Term Liabilities
Loans payable to related party	-	34,774
Interest Payable	-	604
Total Long Term Liabilities	-	35,378

Total Liabilities	327,487	231,449
Stockholders Deficit
Common stock, par value $.001, 250,000,000 authorized 115,315,072 and 115,095,072 shares issued and outstanding as of September 30, 2014 and December 31, 2013	115,314	115,094
Additional paid in capital	1,698,412	1,643,632
Additional paid in capital - Warrants	389,235	389,235
Additional paid in capital - expired options	21,302	21,302
Accumulated Deficit	(2,525,871)	(2,393,804)
Total Stockholders' Deficit	(301,608)	(224,541)

Total Liabilities and Stockholders' Deficit	$25,879	$6,908

See notes to interim condensed financial statements.

RX SAFES INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September. 30,		September 30,
	2014	2013	2014	2013

REVENUES	$1,845	$218	$2,946	$218

COST OF GOODS SOLD
PRODUCT SOLD	662	-	1,097	-

GROSS PROFIT	1,183	218	1,849	218

OPERATING EXPENSES
General and Administrative Expense	74,831	3,523	130,978	145,630

TOTAL OPERATING EXPENSES

NET LOSS FROM OPERATIONS	(73,648)	(3,305)	(129,129)	(145,412)

OTHER INCOME (EXPENSE)
Other Income	-	-	100	-
Interest Expense	(1,122)	-	(3,038)	-
TOTAL OTHER INCOME (EXPENSES)	(1,122)	-	(2,938)	-

LOSS BEFORE INCOME TAXES	(74,770)	(3,305)	(132,067)	(145,412)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(74,770)	$(3,305)	$(132,067)	$(145,412)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	115,165,072	115,095,072	115,118,662	114,423,406

See notes to interim condensed financial statements.

RX SAFES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(132,067)	$(145,412)
Adjustments to reconcile net loss to net cash used in operations:

Common stock issued for services	25,000	-

Decrease (increase) in assets
Inventory	2,788	(7,500)
Advance to Vendor	(12,500)	3,050
Increase (decrease) in liabilities
Accounts payable & accrued expenses	17,500	73,975
Interest Payable	3,038	-

Net cash used in operating activities	(96,241)	(75,887)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of Common stock	30,000	20,000
Proceeds from related party loan advances	45,500	22,240
Proceeds under line of credit agreement	30,000	-

Net cash from financing activities	105,500	42,240

NET INCREASE (DECREASE) IN CASH	9,259	(33,647)

Cash and cash equivalents beginning of year /period	1,721	32,006

Cash and cash equivalents end of year /period	$10,980	$(1,641)

Supplemental Disclosure of Cash Flow Information

Cash Paid
Interest	$-	$-
Income Taxes	$-	$-

See notes to interim condensed financial statements.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1.

Nature of Operations:

Rx Safes, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2010. The Company develops, designs, manufactures, and sells fingerprint activated medication safes and other health care storage equipment.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The components of inventory as of September 30, 2014 and December 31, 2013 are valued as follows:

	September 30, 2014	December 31, 2013
Safes	$2,318	$5,072
Brackets	81	115
Total Inventory	$2,399	$5,187

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $2,311 and $313 for the nine months ended September 30, 2014 and 2013, respectively.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $772 and $0 for the nine months ended September 30, 2014 and 2013.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs .Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter

Recent Accounting Pronouncements

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Balances included in accounts payable to Axius totaled $176,701 for the nine months ended September 30, 2014, and the year ended December 31, 2013.

Loans Payable

Effective May 1, 2013 the Company entered into an agreement with Axius Consulting Group, Inc (“Axius”). It is the intent of both parties to create a line of credit agreement. The Company may borrow up to $50,000 from Axius. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $25,274 and $34,774 for the nine months ended September 30, 2014 and year ended December 31, 2013, respectively. Total interest accrued on the note as of September 30, 2014 and December 31, 2013 were $1,642 and $604, respectively.

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with the Chief Executive Officer. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable at September 30, 2014 was $55,000. Total interest accrued on the note as of September 30, 2014 was $1500.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 6

Stock options and warrants

A summary of stock option and warrant activity for the period from inception June 1, 2010 to September 30, 2014 (as adjusted retroactively for the 5 for 1 forward stock split effective August 22, 2012) follows:

	Stock
Description	Options	Warrants

Granted to marketing consultant for
services in connection with letter
agreement dated June 26, 2010	1,500,000	-

Granted to marketing consultant for
services in connection with letter
agreement dated August 31, 2010	-	1,260,000

Issued to investor in connection with sale
of common stock on September 28, 2010	-	2,000,000

Outstanding at December 31, 2010	1,500,000	3,260,000

Issued to investor in connection with
sale of Company common stock
on January 28, 2011	-	50,000

Issued to investor in connection with
sale of Company common stock
on February 14, 2011	-	500,000

Additional warrants granted to marketing
consultant for services in connection with
amendment dated May 23, 2011 to
letter agreement dated August 31, 2010	-	6,990,000

Outstanding at December 31, 2011	1,500,000	10,800,000

Expired June 20, 2012	(500,000)	-

Outstanding at December 31, 2012	1,000,000	10,800,000

Options exercised June 20, 2013	(1,000,000)

Outstanding at December 31, 2013	-	8,800,000

Expired January 28, 2014	-	(50,000)

Expired February 10, 2014	-	(500,000)

Outstanding at September 30, 2014	-	8,250,000

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

Pursuant to a Letter Agreement dated August 20, 2010 with Dr. Reef Karim for marketing services for a term of two years ending on August 31, 2012, the Company issued a total of 1,260,000 post-split (252,000 pre-split) warrants to Dr. Karim. Each warrant is exercisable into one share of Company common stock at an exercise price of $0.005 post-split ($0.025 pre-split) per share. 630,000 of the warrants vested August 20, 2010 and expire August 20, 2015, 315,000 of the warrants vested September 1, 2011 and expire

September 1, 2016, and 315,000 of the warrants vested September 1, 2012 and expire September 1, 2017. The $59,693 estimated fair value of the 1,260,000 warrants (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.05 share price, (ii) $0.005 exercise price, (iii) terms of 5 years, 6 years, and 7 years, (iv) 100% expected volatility, and (v) risk free interest rates of 1.47%, 1.78%, and 2.08%) has been expensed evenly over the period from August 20, 2010 to August 31, 2012.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 7

Loans payable

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with Naples Family Trust. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable at September 30, 2014 was $30,000. Total interest accrued on the note as of September 30, 2014 was $500.

NOTE 8

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

NOTE 9

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the nine months ending September 30, 2014 and year ended December 31, 2013, respectively. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

On February 10, 2014, the consultant was issued 5,000,000 post-split shares of common stock for investor relations consulting services. These shares were returned by the consultant to treasury and the consultant was issued a warrant to purchase 5,000,000 shares of common stock. The issued warrant vested immediately. Additionally, a warrant to purchase 2,500,000 shares will be issued at 6 months of service. A final warrant to purchase 2,500,000 shares will be issued at the end of 12 months if the company continues the agreement to 12 months.

Effective August 19, 2014, the Company executed a Marketing Agreement with Josh Tolley who has become a spokesperson for the Company. In consideration for his services the Company shall issue 100,000 shares of common stock as stock based compensation for this Agreement. The term of the agreement is six months. At the end of the initial six month period, it is the intent of the Company to extend this relationship for an additional period, provided the Parties are in mutual agreement that they have established a good working relationship, at which time a new Agreement will be executed between the Parties. The shares were issued to Mr. Tolley on August 19, 2014.

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

We will need to raise capital to meet our objectives. We have registered an offering to sell up to $2,460,000 in net proceeds. So far we have been able to raise $72,200 but we are continuing our fundraising efforts, which have been somewhat hampered by the fact that we do not yet have a symbol and are not yet trading. To this end, we have filed for a symbol through a FINRA market maker. We have received our first round of comments from FINRA, to which we are responding.

On August 26, 2014, we received a Purchase Order from the Oklahoma Division of Narcotics and Dangerous Drug Control, following Rx Safes, Inc. being named as the winning bidder of an Invitation to Bid we submitted on August 11, 2014. The Purchase Order is for 500 units of the current Rx DrugSAFE personal Fingerprint Prescription Drug Lock Box and is being funded by a Grant 2012-PMBX-0012 awarded by the Bureau of Justice Assistance, which is a Component of the United States Department of Justice. We have issued a Purchase Order to our manufacturing partner who is in the process of manufacturing the units for shipment. It is our intent, once this order has been fulfilled, to approach all other State’s corresponding Departments, to discuss a similar program, to offer the Rx DrugSAFE product to at risk families within each State, directing them to the Bureau of Justice Assistance Grant as a means of funding such programs.

If we are able to raise enough capital, we plan to use $246,000 for Research and Development and will use this capital to develop additional products to add to our product line. To date, we have funded our Research and Development through the sale of unregistered securities. The majority of the product development work was conducted under our agreement with Axius Consulting Group, Inc. whose principals have extensive experience in designing and developing consumer biometrics products. Based on our needs which were identified from feedback we received from customers as well as from a security specialist who evaluated our product, Axius worked with our sourcing company in China, providing them with the specifications for the product changes that were needed and then assisting them in conjunction with Rx Safes, Inc. to facilitate the prototyping and testing of these various changes to the product. Although we can continue to use this newly designed core technology, if we are able to raise capital we will further re-design our core electronic fingerprint and mechanical locking systems to incorporate the latest improvements in technology and cost reduction. As part of our product roadmap, we presently have two additional products at various stages of design. Firstly, we have a hand manufactured model of a larger version of the Rx DrugSAFE, the Rx DrugSAFE Pro, which can still be used in the home but is primarily designed to accommodate larger and a greater number of prescription pill bottles to support the needs of a variety of healthcare environments including assisted living facilities, nursing homes and emergency service vehicles. In order to commercialize these products, there are various steps we must take. The second product is the Rx DrugSAFE IC.

The fingerprint technology we plan on using in the Rx Drug SAFE Pro is identical to that of our current product. However, we will need to recreate CAD drawings for the assembly and then manufacture tooling for all the parts that make up the metal box. We anticipate that this will take approximately 2 months. We will then need to manufacture several samples of these parts, known as “first shots” from the tooling to test the integrity of the tools. This sampling is expected to take one month. Once we have verified that the tools are sufficient, we will then need to hand-assemble and test approximately 20 samples of the Rx DrugSAFE PRO with the new electronics, mechanical lock and other new design features that were incorporated into the new Rx DrugSAFE. At this point we will need to design in stronger mechanical locking components to support the larger size and greater weight of the Rx DrugSAFE Pro. This step is anticipated to take an additional 2 months. We will work with our manufacturing and development partner in China, Good Promotions, to source the necessary components, make the mold and prototype the Rx DrugSAFE Pro so that we can test the product prior to mass manufacturing. Once these samples are properly tested we will then be able to place an order for production. If we are successful in raising capital by the end of November, we anticipate that this will occur at the end of December so we will have units of the Rx DrugSAFE PRO available for resale in April 2015. Many of the healthcare facilities we have spoken with to date have requested additional features be available with our products to make them more applicable for their use. As part of the development of the Rx DrugSAFE PRO, we will also evaluate the cost of adding audit tracking capabilities to the safe, which will require additional flash memory, newly developed software and a time clock be added to the Printed Circuit Board. We may consider engaging the services of a US based engineering partner to perform this evaluation and deliver a report on the feasibility and cost differential for adding these additional features. This evaluation is anticipated to take 2 months and will be designed into the electronics over time.

All of the steps needed for the development of the Rx DrugSAFE PRO will be taken with the Rx DrugSAFE IC. This product is an insert designed to be installed inside of most standard medicine cabinets to allow seamless introduction of our secure technology in a place most households are familiar with keeping their medications. Because we do not intend to change the fingerprint module we use in the IC, we will simply focus on the industrial and mechanical design for this product and will work with our manufacturing and development partner, Good Promotions, to complete these designs and create the mold. If we are successful in raising capital by the end of November, we anticipate we will begin the process of developing this product in January 2015 and that the CAD drawing and tooling for this will be completed at the end of February. Sampling of the parts will take place in March 2015 and then testing of the finished sample units will be conducted in April and May 2015. The IC will need to be tested in various standard medicine cabinets offered for sale in the US prior to launching in the market. We should be able to place or first order for this product for availability in the Fall of 2015. As with the Pro, we have already received a number of enquiries for the IC version of our product.

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

A critical part of any business success is a strong web and social media presence. To facilitate this, we intend to immediately hire a company to manage our social media presence as well as revamp and optimize our own website with SEO and SEM with an ultimate goal to be in the top 3 of browser searches for our products and related products. If we are able to raise the necessary funds, the goal would be to increase our ranking over a period of 6 months. This is a top priority for us to be able to increase consumer awareness of our business and we will execute this even if we are only able to raise the minimum amount required to continue operations as this is considered a critical component of our ongoing sales and marketing efforts. To support this we will also need to create strong visual branding and have already identified a graphics design consultant we will engage to strengthen our visual presence across the web, promotional material and in any media campaigns. Even if we are only able to raise the minimum amount needed to continue operations, we will still set aside the necessary resource to engage a graphics person although we will scale down the amount of time spent on visual branding to only address the web based needs of the company,

An effective way to reach our targeted consumer audience is through the use of an infomercial. We will set aside approximately $100,000 of our sales and marketing budget to produce both a short form and long form infomercial and buy media time in select target markets to test the success of this for our current product. If successful we will dedicate additional resources from an intended subsequent capital raise to launch a full blown infomercial campaign and will engage with a third party fulfillment company to handle the incoming calls and product fulfillment. We will be able to fund an infomercial at this level if we are able to sell $1,835,000 in our offering. If we are not able to raise that, we will not have sufficient funds to develop an infomercial or purchase media time and therefore will not be able to execute on this part of our plan.

Our ultimate goal for the consumer version of our product is to make it widely attainable to the public through medical reimbursement. To this end, we will once again pursue FDA registration, set aside approximately $10,000 to pay the necessary product and facility registration fees and will then hire a consultant to assist us in the process of navigating CMS and private health insurance companies to recognize the product as a medical device and offer reimbursement of the majority of the purchase price through their plans so that the customer will only have to pay a small co-payment to purchase the product. If we are successful in raising capital by the end of November, our goal is to have the Rx DrugSAFE product be reimbursable by January 2015. However, if we are only able to raise the minimum amount required to continue operations we will still look to immediately obtain the necessary registrations and pay the corresponding fees but will not be in a position to hire a consultant to assist us in establishing the product as a reimbursable medical device and will instead need to navigate this effort without the assistance of an industry expert. Without the guidance of an industry specialist, we anticipate that the January 2015 goal would be too aggressive and we would likely push back our targeted date to Summer 2015.

We have also found trade shows to be an effective way to reach a large number of potential customers for a small investment of capital a plan on attending 5 in the next 12 month period. To support our intended growth in facilities within the healthcare industry and once we are able to raise the necessary funds, we will invest approximately $50,000 of our sales and marketing budget to attend and exhibit at a number of industry trade shows, securing booth space, and creating a small trade show display for the company and products. If we are only able to raise the minimum amount required to continue operations we will significantly reduce our trade show budget to $10,000 and will select only one event to attend in the initial 12 month period.

Also, it is our intention to sign up immediately with PR Newswire as we will need to regularly inform our customers and the market on our business progress as well as provide updated information on trends in our industry. Our goal would be to issue a Press Release a minimum of once every two weeks as the business continues to achieve its milestones and the industry landscape changes. However, with limited resources should we only raise the minimum amount required to continue operations, we will have to significantly decrease our commitment to this effort limiting the issuing of a Press Release to once every two months. We have issued 3 press releases but we will have to raise additional funds to issue any more.

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

We have budgeted $1,205,000 of the money raised through the offering for general working capital. Up to February 2014 we had been operating the business from a home office but recently identified suitable office/design space to relocate the company to. The space we have secured is in an executive office and although we have presently secured one small office, we have the ability to easily expand the space needed as we bring on additional personnel. We expect to incur additional office expense for telephone/internet, office furniture and equipment postage and utilities and have budgeted another $50,000 to cover these expenses. We will then look to hire targeted human capital to help support the company’s intended growth and execute on our business plan. These resources will include three executive personnel, a CEO, CFO and COO, two senior sales executives, one to focus on developing our market in the consumer space and the other focusing on the healthcare industry in general, each with their respective sales support administrator, an in-house bookkeeper, and a receptionist/office administrator. This hiring effort will begin immediately and we are budgeting approximately $750,000 within the next 12 months of operations for payroll costs and benefits. The remaining $380,000 of working capital will be used as needed to continue to support our business and will be spent in the areas of T&E, consulting and professional fees (we will re-engage with Axius Consulting Group, Inc. to continue providing business and professional consulting to the company and will place our securities counsel, Clark Corporate Law Group, LLP our audit firm ZBS Group, LLP and our accountants, Tichy and Ioanides, CPA on monthly retainers), inventory management and distribution (Exxtra Express), and to build on our intellectual property portfolio through the filing of design patents for each of our products and other day to day operating expenses. If we are only able to raise the minimum amount through the offering it will force us to significantly scale back our proposed operations. We will still need to maintain suitable office space but will simply keep 1- 2 small offices in the Executive Suite and reduce the monthly budget to approx. $1,000 per month, including phones and internet. We will also then eliminate the need to purchase costly office furniture and equipment.

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

(A) Assumes completion of the first stage of the offering by end of November 2014.

Results of Operations for the three and nine months ended September 30, 2014 and 2013

Revenues

Our total revenue reported for the three months ended September 30, 2014 was $1,845, an increase from $218 for the same period ended 2013. Our total revenue reported for the nine months ended September 30, 2014 was $2,946, an increase from $218 for the same period ended 2013. The revenues we had for the three and nine months ended September 30, 2014 were from online sales. We had small gross profits for the three and nine months ended September 30, 2014. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses increased to $74,831 for the three months ended September 30, 2014 from $3,523 for the three months ended September 30, 2013. Our operating expenses for the three months ended September 30, 2014 consisted mainly of marketing fees of $25,758, consulting fees of $20,000, and professional fees of $19,580. In comparison, our operating expenses for the three months ended September 30, 2013 consisted mainly of professional fees in the amount of $2,500, bank charges of $459, and merchant account fees of $244.

Operating expenses decreased to $129,129 for the nine months ended September 30, 2014 from $145,412 for the nine months ended September 30, 2013. Our operating expenses for the nine months ended September 30, 2014 consisted mainly of professional fees in the amount of $56,078, marketing fees of $26,718, consulting fees of $20,000, and travel expenses of $6,985. In comparison, our operating expenses for the nine months ended September 30, 2013 consisted mainly of professional fees in the amount of $21,400, consulting fees of $120,000, and travel expenses of $1,478.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $74,770 for the three months ended September 30, 2014, compared to a net loss of $3,305 for the three months ended September 30, 2013. We incurred a net loss of $132,067 for the nine months ended September 30, 2014, compared to a net loss of $145,412 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $25,879 and total current liabilities of $327,487. We had a working capital deficit of $301,608 as of September 30, 2014.

Operating activities used $96,241 in cash for the nine months ended September 30, 2014. Our net loss of $132,067 was the main component of our negative operating cash flow.

Cash flows provided by financing activities during the nine months ended September 30, 2014 amounted to $105,500 from related party loan advances of $45,500, proceeds under a line of credit of $30,000 and proceeds from the sale of our common stock of $30,000.

We have $10,980 in cash available as of September 30, 2014. Management believes that the amount of our current registered offering, $2,500,000, is sufficient to implement and fully carry out our business plan and no further funding will be required. However, we must raise at least $585,000 in net proceeds in the next two to twelve months otherwise we may temporarily or permanently have to cease operations.

For purposes of short term capital, we have entered into three Master Promissory Notes: one on May 1, 2013 and the other two on January 1, 2014. The first Master Promissory Note is with Axius and allows us to borrow up to $50,000 at 4% interest per annum that matures on December 31, 2014. At September 30, 2014 we have a balance of $25,274. There was total accrued interest of $1,642 as of September 30, 2014. The second Master Promissory Note is with Lorraine Yarde and allows us to borrow up to $100,000, at Ms. Yarde’s sole discretion, bearing simple interest in the amount of 4% per annum with a maturity date of December 31, 2014. To date, we have borrowed the amount of $55,000 under this Master Promissory Note. There was total accrued interest of $1,500 as of September 30, 2014. The third Master Promissory Note is with a majority shareholder, Naples Trust, and allows us to borrow up to $100,000, at the trust’s sole discretion, bearing simple interest in the amount of 4% per annum with a maturity date of December 31, 2014. To date, we have borrowed the amount of $30,000 under this Master Promissory Note. There was total accrued interest of $500 as of September 30, 2014.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the nine months ending September 30, 2014 and year ended December 31, 2013, respectively. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2014, our registration statement on Form S-1 (File No. 333-193800) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 292,400 shares of our common stock at a price to the public of $0.25 per share resulting in proceeds to us of $72,200. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on August 6, 2014 pursuant to Rule 424(b).

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX Safes, Inc.

Date:	November 11, 2014

By:	/s/ Lorraine Yarde
Lorraine Yarde
Title:	President, Chief Executive Officer, and Director

