Form 10-Q
period 2015-03-31
RX Safes, Inc.
filed 2015-05-20
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55373

RX Safes, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2928918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 Green Valley Parkway, Suite 300 Henderson, NV 89012
(Address of principal executive offices)

702-800-4620
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,591,472 common shares as of May 19, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

RX SAFES INC.

FINANCIAL STATEMENTS

ENDED MARCH 31, 2015 AND 2014 (UNAUDITED) AND DECEMBER 31, 2014

CONTENTS

FINANCIAL STATEMENTS	Page(s)

Condensed Balance Sheets - (Unaudited) - March 31, 2015 and December 31, 2014	2

Condensed Statements of Operations - (Unaudited) The Three Month Ended March 31, 2015 and 2014	3

Condensed Statements of Cash Flows - (Unaudited) Three Month Ended March 31, 2015 and 2014	4

Notes to Interim Condensed Financial Statements - (Unaudited)	5-15

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

RX SAFES INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$74,994	$13,087
Inventory	333	25,698

Total Current Assets	75,327	38,785

Total Assets	$75,327	$38,785

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$255,655	$226,274
Loans payable to related party	70,000	110,274
Convertible debt (net of discount $94,933 and $0 respectively)	5,067	-
Derivative liability	125,846	-
Interest payable	4,470	4,745
Total Current Liabilities	461,038	341,293

Total Liabilities	461,038	341,293
Stockholders Deficit
Common stock, par value $.001, 250,000,000 authorized 115,491,472 shares issued and outstanding as of March 31, 2015 and December 31, 2014	115,490	115,490
Additional paid in capital	1,742,336	1,742,336
Additional Paid in capital - Options	1,403,675	-
Additional paid in capital - Warrants	-	389,235
Additional paid in capital - expired options and warrants	410,537	21,302
Accumulated Deficit	(4,057,749)	(2,570,871)
Total Stockholders' Deficit	(385,711)	(302,508)

Total Liabilities and Stockholders' Deficit	$75,327	$38,785

See notes to interim condensed financial statements.

RX SAFES INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

REVENUES	$49,920	$1,066

COST OF GOODS SOLD
PRODUCT SOLD	25,292	290

GROSS PROFIT	24,628	776

OPERATING EXPENSES
General and Administrative Expense	1,479,641	12,930

TOTAL OPERATING EXPENSES

NET LOSS FROM OPERATIONS	(1,455,013)	(12,154)

OTHER INCOME (EXPENSE)
Gain on derivative revaluation	16,769	100
Interest Expense	(48,634)	(858)
TOTAL OTHER INCOME (EXPENSES)	(31,865)	(758)

LOSS BEFORE INCOME TAXES	(1,486,878)	(12,912)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(1,486,878)	$(12,912)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	115,491,472	115,095,072

See notes to interim condensed financial statements.

RX SAFES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(1,486,878)	$(12,912)
Adjustments to reconcile net loss to net cash used in operations:
Expenses related to issue of stock options	1,403,675	-
Debt discount-convertible notes	(94,933)	-
Interest/gain on Derivative liability	125,847	-

Decrease (increase) in assets
Inventory	25,364	807

Increase (decrease) in liabilities
Accounts payable & accrued expenses	(14,369)	(9,575)
Salary payable	43,750	-
Other current liabilities	-	858
Interest Payable	(275)	-

Net cash provided by/(used for) operating activities	2,181	(20,822)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	100,000	-
Proceeds on related party loan advances	-	56,000
Repayment of related party loan advances	(40,274)	-

Net cash from financing activities	59,726	56,000

NET INCREASE (DECREASE) IN CASH	61,907	35,178

Cash and cash equivalents beginning of period	13,087	1,721

Cash and cash equivalents end of period	$74,994	$36,899

Supplemental Disclosure of Cash Flow Information

Cash Paid
Interest	$1,226	$-
Income Taxes	$-	$-

See notes to interim condensed financial statements.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1.

Nature of Operations:

Rx Safes, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2010. The Company develops, designs, manufactures, and sells finger print activated medication safes and other health care storage equipment.

Interim reporting:

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Inventories

Inventories consist of safes and brackets. All inventories are valued at lower of average cost or market. The company periodically reviews inventories and items considered obsolete or outdated are reduced to their estimated net realizable value.

The components of inventory as of March 31, 2015 and December 31, 2014 are valued as follows:

	March 31, 2015	December 31, 2014
Safes	$290	$25,652
Brackets	43	46
Total Inventory	$333	$25,698

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $2,763 and $95 for the three months ended March 31, 2015 and 2014, respectively.

Rent expense

The Company pays rent on a month to month basis. Rent expense charged to operating expenses was $1,388 and $1,950 for the three months ended March 31, 2015 and 2014, respectively.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 3.

RELATED PARTY TRANSACTIONS

Loans Payable

Effective May 1, 2013 entered into an agreement with Axius Consulting Group, Inc (“Axius”). It is the intent of both parties to create a line of credit agreement. The company may borrow up to $50,000 from Axius. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $0 and $35,774 at March 31, 2015 and 2014, respectively. Total interest accrued on the note was $837 and $962 for the three months ended March 31, 2015 and 2014, respectively. On December 30, 2014 an extension agreement was signed extending the due date of the Note to June 30, 2015 without penalty.

Effective January 1, 2014 entered into an agreement Lorraine Yarde It is the intent of both parties to create a line of credit agreement. The company may borrow up to $100,000 from Lorraine Yarde. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $40,000 and $55,000 at March 31, 2015 and 2014, respectively. Total interest accrued on the note was $2,533 and $500 at March 31, 2015 and 2014, respectively. On December 30, 2014 an extension agreement was signed extending the due date of the Note to June 30, 2015 without penalty.

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with Naples Family Trust. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $30,000 and $0 at March 31, 2015 and 2014, respectively. Total interest accrued on the note was $1,100 and $0 at March 31, 2015 and 2014, respectively. On December 30, 2014 an extension agreement was signed extending the due date of the Note to June 30, 2015 without penalty.

NOTE 4.

License Agreements

Included in the assets purchase of Axius Consulting Group, Inc. was a Patent & Licensing Rights Agreement with bioMETRX. The agreement grants the licensee a royalty based, ($.50 per unit) exclusive license under their Patent License to use, manufacture, have manufactured, license and/or sell licensed intellectual property for any legal purpose with North America within the health care and consumer health markets. The term of the agreement is from the effective date (March 1, 2009) to the full end of the term or terms for which Patent Rights have not expired or, if only Technology Rights are licensed and no Patent Rights are applicable, for a term of 9 years.

NOTE 5.

Income Taxes

As of March 31, 2015, the Company has net operating loss carry forwards of approximately $4,057,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly , the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31 2015 and December 31, 2014, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized no interest and penalties during the three months ended March 31, 2015 and year ending December 31, 2014, respectively.

The Company files U.S. federal tax returns and a tax return in states where obligated. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

NOTE 6.

Employment Agreement

The President of the Company, Ms. Lorraine Yarde, signed an employment contract effective January 1, 2015 which is effective until termination. The agreement stipulates a base salary of $175,000 plus an annual performance bonus targeted at fifty percent of salary. The agreement entitles Ms. Yarde to annual salary increases of ten percent as well as other customary employee benefits such as paid vacation and eligibility to participate in the Company’s health insurance plan or reimbursement of up to $1,000 per month until a company-health insurance plan is established. The agreement allows Ms. Yarde to convert any unpaid compensation to Company stock at a 50% discount to the then market price, in the form of unregistered securities. As of March 31, 2015 unpaid compensation under the agreement totaled $43,750 and no stock was converted to date. Upon the signing of the agreement Ms. Yarde was granted employee stock options to purchase 10,000,000 shares of the Company’s Common Stock with vesting period and strike price as follows:

(i)	5,000,000 shares vested immediately with a strike price of $0.05 per share.
(ii)	2,500,000 shares vest on July 1, 2015 with a strike price of $0.05 per share
(iii)	1,500,000 shares vest on January 1, 2016 with a strike price of $0.10 per share
(iv)	1,000,000 shares vest on January 1, 2017 with a strike price of $0.25 per share

NOTE 7.

Stock options and warrants

A summary of stock option and warrant activity for the period from inception January 1, 2015 to March 31, 2015 follows:

	Stock
Description	Options	Warrants

Outstanding at January 1, 2015	10,000,000	8,250,000

Cancelled March 3, 2015	-	(8,250,000)

Outstanding at March 31, 2015	10,000,000	-

Employee stock options totaling 10,000,000 shares granted to Ms. Yarde on January 1, 2015 can be exercised at any time, up to and including 24 months after expiration or termination of the agreement. The estimated fair value of the options at January 1, 2015 of $2,037,700, (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.025, $0.025, $0.025 and $0.025 share price, respectively, (ii) $0.05, $0.05, $0.10 and $0.25 exercise price, respectively, (iii) term of 2, 2.5, 3, and 4 years, respectively, (iv) 100%, 100%, 100% and 100% expected volatility, respectively, and (v) 0.66%, 0.66%, 0.66% and 0.66% risk free interest rate, respectively) will be expensed over the two year vesting period of the options. Compensation expense attributable to stock options was $1,403,675 for the three months ended March 31, 2015. As of March 31, 2015, there was $634,025 of total unrecognized compensation cost relating to unexpired stock options.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

Effective March 3rd, 2015, the Company has terminated the agreements dated August 31, 2010 and May 23, 2011 with Dr. Karim. As a result of the termination the Dr. Karim has no further right to purchase or receive stock or warrants from the company and all outstanding, unexercised warrants will be cancelled.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 9.

Consulting Agreements

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

Effective January 6th, 2015, the Company executed a business consulting agreement with Paramount Advisors, LLC. The consultant will act as advisor in co connection with the Company’s business matters, investor relations, and advertising services.

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

Effective February 23rd, 2015 the company terminated its agreement with Paramount advisors due to non-performance.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

Effective March 1st, 2015, the Company executed an investor relations agreement with Renmark Financial Communications Inc. The investor relations program is a continuous effort to create awareness and build an audience that will follow the growth of the Company. Renmark will establish a liaison between the company and its retail investors and make the company more visible in the market place. The agreement is on a monthly basis. The Company will have the right to terminate the agreement at any time. Compensation for the services rendered is a monthly fee of $4,000.

NOTE 10.

Fair Value Measurements and Derivative Liability

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

On February 25, 2015, the Company entered into an agreement Coventry Enterprises, LLC to invest up to $100,000 into the Company in exchange for the issuance of two convertible promissory notes each in the amount of $50,000.  Each note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 25, 2016.  The note is convertible by Coventry into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

The company identified embedded derivatives related to the Coventry and EMA Convertible Promissory Notes entered into on February 25 and March 28, 2015, respectively. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. Under ASC-815, the conversion options embedded in the notes payable described in Note 8 require derivate liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivative liability — the Company’s derivative liability is classified within Level 3 of the fair value hierarchy.

The Company uses the Black-Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: share conversion price $0.0325 expected volatility of 891%, risk free interest rate at 0.26 % annually and an expected term equal to the remaining term of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at March 31, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – March 31, 2015	$-	$-	$125,846	$125,846

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

During the three months ended March 31, 2015 the company amortized $5,067 of the debt discounts to the current period operations as interest expense.

Convertible Notes Payable	March 31, 2015	December 31, 2014
Convertible debt issued February 25, 2015, due February 25, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $45,343 and $0)	$4,657	$0
Convertible debt issued March 28, 2015, due March 28, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $49,590 and $0	$410	$0
Total convertible debt	$5,067	$0

NOTE 11.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the three months ending March 31, 2015 and year ended December 31, 2014, respectively. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 12.

Subsequent Events

On April 1, 2015, the Company executed an addendum to the Agreement dated February 12, 2015 with Sean McManus, extending the term for an additional 6 months and expanding the services to be performed by the Consultant. Upon execution of this addendum the Company issued the Consultant 1,000,000 restricted shares of Rx Safes, Inc. common stock.

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

We spent over a year redesigning the core electronics technology and mechanical locking mechanisms of our products in order to provide further security and convenience for our customers. We have taken our experience in safe and security product design and fingerprint technology and our understanding of consumer’s wants and needs and developed a product line that we believe can help save thousands of lives.

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

On August 26, 2014, we had received a Purchase Order from the Oklahoma Division of Narcotics and Dangerous Drug Control, following our being named as the winning bidder of an Invitation to Bid we submitted on August 11, 2014. The Purchase Order was for 500 units of the current Rx DrugSAFE personal Fingerprint Prescription Drug Lock Box and was funded by a Grant 2012-PMBX-0012 awarded by the Bureau of Justice Assistance, which is a Component of the United States Department of Justice. This order was successfully shipped to the customer on January 29, 2015 and we generated a receivable in the amount of $49,500. As a follow on from the shipment of this order we have begun reaching out to other State’s corresponding Departments, to discuss a similar program, where they would offer the Rx DrugSAFE product to at risk families within each State. We are directing them to the Bureau of Justice Assistance Grant as a possible means of funding such programs.

On February 25, 2015 we entered into a securities purchase agreement with Coventry Enterprises, LLC (“Coventry”) whereby Coventry agreed to invest up to $100,000 in exchange for our issuance of two convertible promissory notes, each in the original principal amount of $50,000.00. The Notes bear interest at a rate of 8% per annum. All outstanding principal and accrued interest under the Notes is due and payable on February 25, 2016. In addition, on the same date we entered into an Equity Purchase Agreement with Coventry, whereby Coventry agreed to purchase up to $10,000,000 of our common stock, to be registered in a Form S-1 registration statement. The agreement will have a three-year term unless sooner terminated because $10,000,000 of our common stock has already been sold to Coventry. The registration of the shares is not mandatory and we may choose to look to other forms of financing to support the ongoing efforts of the business.

On March 28, 2015 we entered into a securities purchase agreement with EMA Financial. LLC (“EMA”) whereby EMA agreed to invest $50,000 in exchange for our issuance of a convertible note, in the principal amount of $50,000. The Note bears interest at a rate of 8% per annum. All outstanding principal and accrued interest under the Note is due and payable on March 28, 2016.

Despite these recent transactions, we can provide no assurance that we will be able to continue to raise money under terms that are beneficial to us and our shareholders.

On March 25, 2015, we engaged the services of a grant writer who will work with us to assist non-profits in identifying and obtaining private, local, state and government grant funds to purchase our products. Our grant writer will assist non-profit organizations looking to purchase Rx DrugSAFE units effectively craft healthcare proposals and outcome evaluation plans that are required for many government and foundation grants. She has created many winning proposals that were awarded by large government funders and is also a co-founder of Axis Bridge, a nonprofit organization that helps rehabilitate and care for people struggling with substance abuse. This experience should provide us with the breadth of knowledge necessary to bring this valuable service to non-profit organizations across the country.

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

Regardless of which manufacturing route we decide to take, once these samples are properly tested we will then be able to place an order for production. We were hopeful to raise money by the end of June 2015, but we have only raised limited funds from the sale of convertible notes. Our new plan is to conduct a private offering of equity shares. If we are successful in raising capital by the end of June 2015, we anticipate that this will occur at the end of August 2015 so we will have units of the Rx DrugSAFE PRO available for resale in December 2015. Many of the healthcare facilities we have spoken with to date have requested additional features be available with our products to make them more applicable for their use. As part of the development of the Rx DrugSAFE PRO, we will also evaluate the cost of adding audit tracking capabilities to the safe, which will require additional flash memory, newly developed software and a time clock be added to the Printed Circuit Board. We may consider engaging the services of a US based engineering partner to perform this evaluation and deliver a report on the feasibility and cost differential for adding these additional features. This evaluation is anticipated to take 2 months and will be designed into the electronics over time.

All of the steps needed for the development of the Rx DrugSAFE PRO will be taken with the Rx DrugSAFE IC. This product is an insert designed to be installed inside of most standard medicine cabinets to allow seamless introduction of our secure technology in a place most households are familiar with keeping their medications. Because we do not intend to change the fingerprint module we use in the IC, we will simply focus on the industrial and mechanical design for this product and will work with our manufacturing and development partner, Good Promotions, to complete these designs and create the mold. If we are successful in raising capital by the end of May 2015, we anticipate we will begin the process of developing this product in July 2015 and that the CAD drawing and tooling for this will be completed at the end of June. Sampling of the parts will take place in September 2015 and then testing of the finished sample units will be conducted in October and December 2015. The IC will need to be tested in various standard medicine cabinets offered for sale in the US prior to launching in the market. We should be able to place or first order for this product for availability at the end of 2015 or early 2016. As with the Pro, we have already received a number of enquiries for the IC version of our product.

If we are able to raise $1,835,000 by the end of June 2015 we will be able to commence production design of the Mobile Medical Station. It is our intention to develop strategic relationships with OEM suppliers for each of the required devices including the case and offer a standard MMS along with customizable options, depending upon the specific needs of the healthcare provider group. We will work with the case manufacturer to incorporate our fingerprint interface into the case. This process may require some additional tooling of parts to incorporate the technology but this will not be determined until we begin the project. We anticipate that the MMS will be available for initial order at the end of 2015.

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

Our ultimate goal for the consumer version of our product is to make it widely attainable to the public through medical reimbursement. To this end, we will once again pursue FDA registration, set aside approximately $10,000 to pay the necessary product and facility registration fees and will then hire a consultant to assist us in the process of navigating CMS and private health insurance companies to recognize the product as a medical device and offer reimbursement of the majority of the purchase price through their plans so that the customer will only have to pay a small co-payment to purchase the product. If we are successful in raising capital by the end of June 2015, our goal is to have the Rx DrugSAFE product be reimbursable by September 2015. However, if we are only able to raise the minimum amount required to continue operations we will still look to immediately obtain the necessary registrations and pay the corresponding fees but will not be in a position to hire a consultant to assist us in establishing the product as a reimbursable medical device and will instead need to navigate this effort without the assistance of an industry expert. Without the guidance of an industry specialist, we anticipate that the September 2015 goal would be too aggressive and we would likely push back our targeted date to December 2015.

We have also found trade shows to be an effective way to reach a large number of potential customers for a small investment of capital and plan on attending 5 in the next 12 month period. To support our intended growth in facilities within the healthcare industry and once we are able to raise the necessary funds, we will invest approximately $50,000 of our sales and marketing budget to attend and exhibit at a number of industry trade shows, securing booth space, and creating a small trade show display for the company and products. If we are only able to raise the minimum amount required to continue operations we will significantly reduce our trade show budget to $10,000 and will likely select only one event to attend in the initial 12 month period in addition to the already scheduled International Cannabis Association Conference in June, 2015, where Rx Safes, Inc. will be exhibiting and our CEO Lorraine Yarde will be speaking on the topic of Patient Responsibility and using the Rx DrugSAFE to Reduce Dispensary Liability.

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

On March 26, 2015, we announced that we have established our first marijuana business reseller agreement with Medical Cannabis Institute (MCI), a leading resource for cannabis education, information and training, located in Las Vegas, Nevada. MCI assists patients in navigating the complex world of medical marijuana and will be offering the Rx DrugSAFE for sale to its clients, within its high traffic facility as well as at its website. 23 states plus DC have legalized the sale of marijuana products for medical purposes and the market is growing faster than any other emerging industry. This presents a unique opportunity for Rx Safes to position its Rx DrugSAFE product as a tool to keep marijuana and cannabis infused edibles securely locked up and away from children in the home.

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

Results of Operations for the three months ended March 31, 2015 and 2014

Revenues

Our total revenue reported for the three months ended March 31, 2015 was $49,920, an increase from $1,066 for the same period ended 2014. The revenues we had for the three months ended March 31, 2015 were predominantly from the fulfillment of our purchase order from the Oklahoma Bureau of Narcotics. We had a gross profit for the three months ended March 31, 2015 of $24,628, or approximately 49% of revenues. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses increased to $1,479,641 for the three months ended March 31, 2015 from $12,930 for the three months ended March 31, 2014. The main reason for the sharp increase in operating expenses was due to a compensation expense of $1,403,657 for options issued under an employment agreement with our officer and director. The detail by major category is reflected in the table below.

	Three Months Ended March 31
	2015	2014

Merchant Account Fees	$225	$210
Advertising and Promotion	2,763	95
Automobile Expense	607	149
Bank Service Charges	138	24
Meals and Entertainment	1,267	190
Marketing Expenses	1,738	517
Computer and Internet Expenses	358	87
Freight and Shipping	1,068	-
Business Licenses	223	480
Insurance Expenses	1,291	-
Trade Shows	6,290	-
Office Supplies	677	454
Office Expense	81	32
Officer’s Salary	43,750	-
Compensation Expense	1,403,657	-
Postage	1,006	316
Financial Reporting Services	198	-
Professional Fees	7,886	8,425
Rent Expense	2,131	1,950
Telephone Expenses	1,264	-
Travel Expense	3,004	-
Total Operating Expense	$1,479,641	$12,930

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $31,865 for the three months ended March 31, 2015 from $758 for the three months ended March 31, 2014. Our other expenses for the three months ended March 31, 2015 was entirely a result of interest expenses of $48,634, offset by a gain in derivative liability of $16,769. Our other expenses for the three months ended March 31, 2014 was entirely a result of interest expenses of $858, offset by a gain in derivative liability of $100.

Net Loss

We incurred a net loss of $1,486,878 for the three months ended March 31, 2015, compared to a net loss of $12,912 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $75,327 and total current liabilities of $461,038. We had a working capital deficit of $385,711 as of March 31, 2015.

Operating activities provided $2,181 in cash for the three months ended March 31, 2015. Our compensation expense related to the issuance of options to our officer and director in the amount of $1,403,675, gain on derivative liability of $125,847, salary payable of $43,750 and inventory of $25,364 were the main components of our positive operating cash flow, offset mainly by our net loss of $1,486,878 and debt discount on convertible notes of $94,933.

Cash flows provided by financing activities during the three months ended March 31, 2015 amounted to $59,726 from the issuance of convertible notes of $100,000, offset by repayments on related party loan advances of $40,274.

We had $74,994 in cash available as of March 31, 2015. Management believes that we will need $2,500,000 to implement and fully carry out our business plan and no further funding will be required. However, we must raise at least $585,000 in net proceeds in the next two to twelve months otherwise we may temporarily or permanently have to cease operations.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the three months ending March 31, 2015 and year ended December 31, 2014. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition. Our significant accounting policies are contained in Note 2 to our financial statements included herein.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2015, Wall Street Buy Sell Hold Inc. filed a complaint in the Supreme Court for Nassau County, NY against us in connection with the Consulting Agreement. Wall Street Buy Sell Hold Inc. has alleged breach of contract and specific performance for monies and warrants it believes it is owed under the agreement. We intend to vigorously defend this action.

Item 1A: Risk Factors

See risk factors included in the Company’s Annual Report on form 10-K for 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective February 12, 2015, we executed a consulting agreement with Sean McManus. On April 1, 2015, we executed an addendum to this agreement extending the term for an additional 6 months and expanding the services to be performed by the consultant. Upon execution of this addendum we issued the consultant 1,000,000 restricted shares of our common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX Safes, Inc.

Date:	May 20, 2015

By:	/s/ Lorraine Yarde
Name:	Lorraine Yarde
Title:	President, Chief Executive Officer, and Director

