Form 10-Q
period 2015-06-30
RX Safes, Inc.
filed 2015-08-19
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,009,957 common shares as of August 12, 2015.

TABLE OF CONTENTS
Page
PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RX SAFES INC.
FINANCIAL STATEMENTS
ENDED JUNE 30, 2015 AND 2014 (UNAUDITED) AND DECEMBER 31, 2014

CONTENTS

FINANCIAL STATEMENTS	Page(s)

Condensed Balance Sheets - (Unaudited) - June 30, 2015 and December 31, 2014	F-1

Condensed Statements of Operations - (Unaudited)	F-2
The Three and Six Month Ended June 30, 2015 and 2014

Condensed Statements of Cash Flows - (Unaudited)	F-3
Six Month Ended June 30, 2015 and 2014

Notes to Interim Condensed Financial Statements - (Unaudited)	F-4

1

RX SAFES INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$43,435	$13,087
Inventory	$116	$25,698
Advance to Vendor	4,850	–

Total Current Assets	48,401	38,785

Total Assets	$48,401	$38,785

LIABILITIES AND
STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$284,623	$226,274
Loans payable to related party	27,450	110,274
Convertible debt (net of discount of $ 134,025 and	19,225	–
$0 respectively)
Derivative liability	314,528	–
Interest payable	4,885	4,745
Total Current Liabilities	650,711	341,293

Total Liabilities	650,711	341,293
Stockholders Deficit
Preferred Stock, par value $.001, 55,000,000 authorized
22,000 and 0 shares issued and outstanding
as of June 30, 2015 and December 31, 2014	22	–
Common stock, par value $.001, 250,000,000 authorized
126,009,957 and 115,491,472 shares issued and outstanding
as of June 30, 2015 and December 31, 2014	126,009	115,490
Additional paid in capital	2,496,516	1,742,336
Additional Paid in capital-Options	1,403,675	–
Additional paid in capital - Warrants	389,235	389,235
Additional paid in capital - expired options and warrants	21,302	21,302
Accumulated Deficit	(5,039,069)	(2,570,871)
Total Stockholders' Deficit	(602,310)	(302,508)

Total Liabilities and Stockholders' Deficit	$48,401	$38,785

See notes to interim condensed financial statements.

RX SAFES INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	643	36	50,564	1,101

COST OF GOODS SOLD
	217	145	25,510	435

GROSS PROFIT	426	(109)	25,054	666

OPERATING EXPENSES
Selling, general and administrative expenses	612,306	43,217	2,104,099	56,147

NET LOSS FROM OPERATIONS	(611,880)	(43,326)	(2,079,045)	(55,481)

OTHER INCOME (EXPENSES)

Interest expense including amortization of debt discounts	(70,695)	(1,058)	(119,328)	(1,916)
Other income	–	–	–	100
Loss from valuation and revaluation of derivative liability	(286,594)	–	(269,825)	–
TOTAL OTHER INCOME (EXPENSE)	(357,289)	(1,058)	(389,153)	(1,816)

Income (loss) before provision for income taxes	(969,169)	(44,384)	(2,468,198)	(57,297)
Provision for income taxes	–	–	–	–
Net income (loss)	$(969,169)	$(44,384)	$(2,468,198)	$(57,297)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATIONS	120,354,571	115,095,072	117,909,437	115,095,072

See notes to interim condensed financial statements.

RX SAFES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2015
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,468,198)	$(57,297)
Adjustments to reconcile net loss to net cash used in operations:

Expenses related to issue of stock options	1,883,750	–
Consulting expense related to issuance of stock	1,100	–
Amortization of debt discount-convertible notes	104,225	–
Loss from valuation and revaluation of derivative	269,825	–

Decrease (increase) in assets
Inventory	25,582	1,395
Advance to Vendor	(4,850)	–
Advance to Consultant	–	(20,000)

Increase (decrease) in liabilities
Accounts payable & accrued expenses	93,348	4,498
Interest Payable	140	1,916

Net cash provided by/(used for) operating activities	(95,078)	(69,488)

INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	203,250	–
Repayments of convertible notes	(50,000)	–
Proceeds on related party loan advances	–	56,000
Repayment of related party loan advances	(82,824)	–
Proceeds under line of credit agreement	–	20,000
Proceeds from sale of Preferred Stock	55,000	–

Net cash from financing activities	125,426	76,000

NET INCREASE (DECREASE) IN CASH	30,348	6,512

Cash and cash equivalents beginning of period	13,087	1,721

Cash and cash equivalents end of period	$43,435	$8,233

Supplemental Disclosure of Cash Flow Information

Cash Paid
Interest	$13,738	$–
Income Taxes	$–	$–

Supplemental Disclosure of Non Cash Financing Activities

Conversion of convertible note	$35,000	$–
Debt discounts recognized	$238,250	$–

See notes to interim condensed financial statements.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, as applicable, have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

JUNE 30, 2015

(UNAUDITED)

Inventories

Inventories consist of safes and brackets. All inventories are valued at lower of average cost or market. The company periodically reviews inventories and items considered obsolete or outdated are reduced to their estimated net realizable value.

The components of inventory as of June 30, 2015 and December 31, 2014 are valued as follows:

	June 30, 2015	December 31, 2014
Safes	$72	$25,652
Brackets	44	46
Total Inventory	$116	$25,698

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $7,108 and $491 for the six months ended June 30, 2015 and 2014, respectively.

Rent expense

The Company pays rent on a month to month basis. Rent expense charged to operating expenses was $4,006 and $3,682 for the six months ended June 30, 2015 and 2014, respectively.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $2,250 and $700 for the six months ended June 30, 2015 and 2014, respectively.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

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

JUNE 30, 2015

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 3.

RELATED PARTY TRANSACTIONS

Loans Payable

Effective May 1, 2013 entered into an agreement with Axius Consulting Group, Inc (“Axius”). It is the intent of both parties to create a line of credit agreement. The company may borrow up to $50,000 from Axius. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $0 and $35,774 at June 30, 2015 and 2014, respectively. Total interest accrued on the note was $837 and $1,320 for the six months ended June 30, 2015 and 2014, respectively

Effective January 1, 2014 entered into an agreement Lorraine Yarde It is the intent of both parties to create a line of credit agreement. The company may borrow up to $100,000 from Lorraine Yarde. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $17,800 and $55,000 at June 30, 2015 and 2014, respectively. Total interest accrued on the note was $2,785 and $1,000 at June 31, 2015 and 2014, respectively. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015.

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with Naples Family Trust. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $9,650 and $20,000 at June 30, 2015 and 2014, respectively. Total interest accrued on the note was $1,263 and $200 at June 30, 2015 and 2014, respectively. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015.

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

NOTE 6.

Income Taxes

As of June 30, 2015, the Company has net operating loss carry forwards of approximately $5,038,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly , the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at June 30 2015 and December 31, 2014, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized no interest and penalties during the six months ended June 30, 2015 and year ending December 31, 2014, respectively.

The Company files U.S. federal tax returns and a tax return in states where obligated. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

NOTE 7

Employment Agreement

The President of the Company, Ms. Lorraine Yarde, signed an employment contract effective January 1, 2015 which is effective until termination. The agreement stipulates a base salary of $175,000 plus an annual performance bonus targeted at fifty percent of salary. The agreement entitles Ms. Yarde to annual salary increases of ten percent as well as other customary employee benefits such as paid vacation and eligibility to participate in the Company’s health insurance plan or reimbursement of up to $1,000 per month until a company-health insurance plan is established. The agreement allows Ms. Yarde to convert any unpaid compensation to Company stock at a 50% discount to the then market price, in the form of unregistered securities. As of June 30, 2015 unpaid compensation under the agreement totaled $87,500 and no stock was converted to date. Upon the signing of the agreement Ms. Yarde was granted employee stock options to purchase 10,000,000 shares of the Company’s Common Stock with vesting period and strike price as follows:

(i) 5,000,000 shares vested immediately with a strike price of $0.05 per share.

(ii) 2,500,000 shares vest on July 1, 2015 with a strike price of $0.05 per share

(iii) 1,500,000 shares vest on January 1, 2016 with a strike price of $0.10 per share

(iv) 1,000,000 shares vest on January 1, 2017 with a strike price of $0.25 per share

NOTE 8

Stock options and warrants

A summary of stock option and warrant activity for the period from January 1, 2015 to June 30, 2015 follows:

	Stock
Description	Options	Warrants

Outstanding at January 1, 2015	10,000,000	8,250,000
Issued January 1, 2015	250,000	-
Issued January 1, 2015	250,000	-
Cancelled March 3, 2015	-	(8,250,000)
Issued May 20, 2015	250,000	-
Issued May 28, 2015	-	100,000
Issued May 28, 2015	-	100,000
Issued June 2, 2015	-	100,000
Issued June 2, 2015	-	250,000
Issued June 22, 2015	250,000	-
Outstanding at June 30, 2015	11,000,000	550,000

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Employee stock options totaling 10,000,000 shares granted to Ms. Yarde on January 1, 2015 can be exercised at any time, up to and including 24 months after expiration or termination of the agreement. The estimated fair value of the options at January 1, 2015 of $2,037,700, (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.025, $0.025, $0.025 and $0.025 share price, respectively, (ii) $0.05, $0.05, $0.10 and $0.25 exercise price, respectively, (iii) term of 2, 2.5, 3, and 4 years, respectively, (iv) 100%, 100%, 100% and 100% expected volatility, respectively, and (v) 0.66%, 0.66%, 0.66% and 0.66% risk free interest rate, respectively) will be expensed over the two year vesting period of the options. Compensation expense attributable to stock options was $1,883,750 for the six months ended June 30, 2015. As of June 30, 2015, there was $153,950 of total unrecognized compensation cost relating to unexpired stock options.

Stock options totaling 1,000,000 were granted during the first six months of 2015 under the Director Compensation Plan effective January 1, 2015 to four directors in the amounts of 250,000 options to each. Director compensation recorded on the grants totaled $120,400 during the second quarter of 2015 (calculated using the Black Scholes option pricing model.

Warrants totaling 550,000 were issued during the second quarter of 2015 in connection with the private placement offering of Series A Preferred stock. The warrants are exercisable at $.01 per share.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 9

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

Preferred Stock.

The company is authorized to issue a second class of 50,000,000 preferred shares. In May 2015, the Company initiated a private offering of units consisting of 240,000 shares of its newly created Series A Preferred Stock and a warrant to purchase our common stock, for $2.50 per unit. As of June 30, 2015, the Company sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares of our common stock at $.01 per share for total proceeds of $55,000.

NOTE 10

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

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

Effective June 14, 2015 the agreement between Sean McManus and the company was terminated. Upon termination the consultant will return the 1,000,000 shares of restricted stock.

Effective March 1st, 2015, the Company executed an investor relations agreement with Renmark Financial Communications Inc. The investor relations program is a continuous effort to create awareness and build an audience that will follow the growth of the Company. Renmark will establish a liaison between the company and its retail investors and make the company more visible in the market place. The agreement is on a monthly basis. The Company will have the right to terminate the agreement at any time. Compensation for the services rendered is a monthly fee of $4,000. As of June 1, 2015 the agreement was terminated by the Company.

Effective May 6th, 2015, the Company executed an agreement with Almorli Advisors. Almorli will assist and advise the company in obtaining Financing and other advisory due diligence services. As compensation, Almorli will receive a fee of 10% of the total capital provided to the Company by investors they introduce, as well as 5% of the total Capital provided to the Company by Investors introduced to the Company by Almorli  divided by the closing price of the Company's stock on the date of the closing of the Financing.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 11

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

On June 17, 2015 the Company made payment of $63,738.48 in satisfaction of Coventry note dated February 25, 2015.

On May 13, 2015, the Company entered into an agreement with Gold Coast Capital LLC to convert a previous payable due to Axius of $35,000 into a convertible promissory note in the amount of $35,000. The note is convertible by Gold Coast Capital LLC into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. Gold Coast Capital converted their note in two tranches. On May 20, 2015, they converted $22,396 of the note into 5,817,914 shares of our common stock. On May 29, 2015 they converted $12,602 of the note into 3,600,571 shares of our common stock.

On May 29, 2015, the Company entered into an agreement LG Capital Funding to invest $26,500 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable May 29, 2016.  The note is convertible by LG into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On June 16, 2015, the Company entered into an agreement Auctus Fund LLC to invest $76,750 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable March 16, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The company identified embedded derivatives related to the Coventry, EMA, Gold Coast Capital, LG Capital, and Auctus Fund LLC Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. Under ASC-815, the conversion options embedded in the notes payable described in Note 8 require derivate liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

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

The Company uses the Black-Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: share conversion price $0.0325 expected volatility of 637%, risk free interest rate at 0.26 % annually and an expected term equal to the remaining term of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at June 30, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – June 30, 2015	$-	$-	$314,528	$314,528

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

During the six months ended June 30, 2015 the company amortized $19,225 of the debt discounts to the current period operations as interest expense.

Convertible Notes Payable	June 30, 2015	December 31, 2014
Convertible debt issued March 28, 2015, due March 28, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $37,158 and $0	$12,842	$0
Convertible debt issued June 16, 2015, due March 16, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $72,829 and $0	$3,921
Convertible debt issued May 29, 2015, due May 29, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $24,038 and $0	$2,462
Total convertible debt	$19,225	$0

NOTE 12

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the six months ending June 30, 2015 and year ended December 31, 2014, respectively. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 13

Subsequent Events

Effective August 7, 2015 The aggregate number of shares which the Company shall have authority to issue is five hundred and fifty million (550,000,000) shares, consisting of two classes to be designated, respectively, "Common Stock" and "Preferred Stock," with all of such shares having a par value of $.001 per share. The total number of shares of Common Stock that the Corporation shall have authority to issue is five hundred million (500,000,000) shares. The total number of shares of Preferred Stock that the Corporation shall have authority to issue is fifty million (50,000,000) shares.

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

Company Overview

Rx Safes, Inc. was incorporated in 2010 in the State of Nevada. Our founders have an extensive background designing and developing consumer and commercially based fingerprint security products including garage door openers, front door locks, thermostats and mail boxes for companies such as Master Lock Corporation, Honeywell and The Overhead Door Company and developing marketing and sales programs through multiple distribution channels, including The Home Depot, Costco and Sears. The founders saw an opportunity to apply their knowledge with the commercialization of this technology to provide solutions for healthcare applications with an initial focus on drug security.

We are a technology and product development company that works with our contract manufacturer to design, develop and manufacture innovative patented, embedded fingerprint technology solutions for medication security and adherence, aimed at fulfilling consumer and institutional healthcare safety. We offer our proprietary fingerprint interface as a solution for customers to license and integrate into their own products, we jointly develop products with OEM partners to deliver enhanced security, accountability and convenience to their existing product offerings, and we use our technology to develop our own fingerprint based drug security products and solutions. All of our current and future products and fingerprint technology is protected under US Patent No. 6,766,040.

Our flagship product, the Rx DrugSAFE Fingerprint Medication Lockbox, is an example of the integration of our patented fingerprint technology into one our own product offerings. The Rx DrugSAFE demonstrates how our fingerprint technology makes a product smarter and more secure to prevent accidental poisonings, drug theft and diversion within the home. The same technology is being applied within commercial healthcare environments, to offer facilities a secure and convenient means by which to control and monitor access to medications, addressing loss prevention and providing tighter security and controls overall for variety of healthcare applications, in turn lowering facility costs and reducing liability.

Our product roadmap incorporates comprehensive solutions to address all aspects of drug security including:

▪	Secure medication lockboxes for use in home and healthcare facilities;
▪	Secure medication management and monitoring products;
▪	Secure mobile medical stations to administer in home care;
▪	Drug drop-boxes to dispose unused medication; and
▪	Rx Safes’ secured OEM products – medicine carts, PCA, access control and storage.

Our current patented fingerprint technology offers a simple fingerprint interface, allowing the registration and/or deletion of multiple users. Our current design employs methods that incorporate low power consumption offering extended battery life. We have recently taken steps to enhance our fingerprint interface and our current units under production offer a new, additional layer of security, by introducing an administrative function. This allows a homeowner, or a healthcare manager, to manage the enrollment of additional users who should have either permanent or temporary access to the safes contents.

As our technology continues to evolve, we are constantly re-evaluating options for redesign of the core electronics and mechanical locking mechanisms used in our products in order to provide further security and convenience for our customers as well as to introduce new functionality. We are taking our experience in security product design and fingerprint technology and our understanding of customer’s wants and needs and are developing a product line which we believe will help address both the social and economic issues caused by prescription drug abuse, misuse and diversion both in the home and within commercial healthcare environments. We are now in the process of incorporating new technology features to work in conjunction with our fingerprint interface, which will allow our products and technology to become “smarter” and provide additional benefits to end users, providing feedback and functionality through interactive applications that will run on smart devices and computers.

Over the course of the next 12 months, we intend to incorporate the following additional technology and functionality into our patented biometric interface:

▪	The introduction new touch and swipe sensor options to suit the needs of a variety of consumer and commercial healthcare products and applications.
▪	Bluetooth technology offering interoperability with multiple healthcare related applications on smart devices,
▪	WIFI capability with cloud based integration, providing two-way communication between our technology/products and remote applications.
▪	Improved audible feedback.
▪	Medication adherence features.
▪	Expanded administration to support commercial healthcare compliance.
▪	GPS tracking capabilities to provide location-based information on portable healthcare security products using our technology interface.

We presently have additional products at various stages of design and testing. We have been testing a larger version of the Rx DrugSAFE; the Rx DrugSAFE Pro, which is designed to serve both the consumer and professional healthcare markets. The RxDrugSAFE PRO has been designed to accommodate a greater number of prescription pill bottles of various sizes to support the needs of a variety of healthcare environments including assisted living facilities, nursing homes and emergency service vehicles. The Rx DrugSAFE IC, which is being designed to be securely mounted inside of an existing medicine cabinet. The RxDrugSAFE Mini, which is designed for daily use while at work or play, can fit easily into a pocketbook or jacket pocket, and comes with a 4 x daily pill tray system that allows medications to be pre-loaded each week. We are also working on a field –use Mobile Medical Station (MMS). The MMS is a waterproof, shockproof and secure rolling case with telescopic handle that is secured with our patented fingerprint technology. The MMS is designed to be used out in the field by mobile healthcare workers administering medications and general preventative care under the direction of the Affordable Healthcare Act’s Home Health initiative. The case is secured using our fingerprint interface and incorporates state of the art vital statistics monitoring equipment, a rugged field tablet containing patient H&P data which can be securely uploaded to the primary healthcare enterprise system and one of our Rx DrugSAFE fingerprint lockboxes for the safe and secure transportation of medications. The company is also working on a fingerprint padlock to be used to secure existing medical transport and equipment cases.

As we continue to enhance our fingerprint technology interface with additional features, that same interface will eventually be incorporated into all of our current and future product offerings.

We continue to identify new product opportunities for the implementation and licensing of our technology for commercial healthcare applications. We recently acquired rights to intellectual property to support the development of an innovative, biometrically controlled personal patient dosing device that will work with existing PCA (Patient Controlled Analgesia) manufactured pumps offered by Smiths Medical, Abbott Laboratories, and Hospira. This product is designed to prevent the administration of pain medications, such as morphine, by unauthorized family members, caregivers or clinicians, which can have serious and sometimes fatal effects on a patient.

Our product development plan over the next 24 months includes a variety of new products incorporating our proprietary fingerprint interface including:

▪	Fingerprint controlled dosing device;
▪	Portable HIPAA compliant fingerprint EH;
▪	Fingerprint OEM module;
▪	Finperprint Tele-Medicine solution;
▪	Biometric physical and electronic health records; and
▪	Custom fingerprint technology solutions

We are committed to continue improving our fingerprint technology interface and building our intellectual property portfolio. We will file new utility and design patent applications where applicable to further protect our business.

Our patent protection provides us with a competitive advantage and a barrier to entry for our competitors within the consumer and commercial healthcare marketplaces, which are the primary target markets for our fingerprint technology and products. We have already successfully defended our patent rights and prevented competitors from entering these markets with other embedded fingerprint-based products and we will continue to aggressively protect our intellectual property rights as we build our patent portfolio.

Our consumer products target at risk users and stakeholders who understand the importance of medication security in the home. There are no other medication storage devices as secure and easy to use as the Rx DrugSAFE to address the needs of this market. There are a handful of low cost, low-grade, plastic lock box options that utilize unsecure, mechanical locking mechanism. Examples of these are from companies such as Lockmed and Saferlock. In our testing of these company’s products, 12 year olds were able to easily thwart their locking mechanisms and then re-secure the products in their apparent “locked” state, meaning that an unsuspecting parent would not be aware that these products had been accessed by their child. These products may be inexpensive but they offer users a false sense of security and minimum security and we do not consider these competitors as a real threat.

Our embedded fingerprint products and technology also offer a low cost alternative for healthcare facilities looking to enhance overall drug security and provide tighter controls and compliance without the need to the implement costly, enterprise-wide biometric systems. Decentralized medication management systems from companies such as Pyxis involve complex integration with Pyxis back end systems, require extensive facility resources and are costly to implement, with basic installation costing several hundred thousand dollars. These implementations completely change the way a facility conducts its business, requiring constant maintenance and costly personnel training. In comparison, the implementation of Rx Safes’ fingerprint embedded technology interface integrates seamlessly into a facility’s existing systems and medication dispensing equipment. We are not aware of any other companies looking to market embedded biometric solutions into healthcare. If in the future we identify companies looking to enter this marketplace, our patent protection will provide a barrier to entry and may result in additional opportunity for the company in the form of a collaborative development or licensing of our patent rights to such third party companies.

There are companies that manufacture products for commercial healthcare facilities such as Amsec, Adesco, Knox and Mesa that offer heavy-duty narcotics safes ranging in price from $500 - $3,000 upwards. These products offer various combinations of locking mechanisms. We believe that our fingerprint technology offers greater security and convenience than the options presently available through those companies, and presents an opportunity for the company to introduce its fingerprint technology within this market either directly or through collaboration with one of the leading narcotics safe manufacturers.

We are in the early stages of establishing a market for our current and future products and we recognize the importance of having a strong sales and marketing plan. Our target customers for our products and technology include:

▪	OEMs – Manufacturers of Medical Equipment, Narcotics Safes and Medical Devices etc;
▪	Consumers with Children or Elderly Parents;
▪	Hospitals and Health Systems;
▪	Group Homes, Nursing Facilities and Hospice;
▪	Colleges Campuses;
▪	Home Health Care Providers; and
▪	Medical Marijuana patients/dispensaries

We are establishing a variety of channels to these customers through:

▪	Strategic relationships with leading industry stakeholders;
▪	OEM collaborations with brand named products and services companies;
▪	E-commerce – direct from company website and through online medical distributors/resellers;
▪	Private national and regional health insurers/Medicaid/Medicare;
▪	Medical equipment and supply distributors;
▪	Independent and retail chain pharmacies;
▪	Federal, State and Local Government Agencies – utilizing public grant funds targeted to reduce prescription drug abuse;
▪	Non-Profits and Community Coalitions Targeting prescription Drug Abuse;
▪	Independent Sales Reps and sales teams;
▪	Licensing our technology to key industry players;
▪	Pharmaceutical Companies that produce schedule 2 – 5 controlled substances;
▪	Medical and Dental Distributors; and
▪	Doctors

Our key focus is to sell and distribute our products and technology through the development of business relationships with strategic partners who have a stake in our industry and have existing channels to market, or an audience for our products both in the consumer and commercial healthcare space. We are presently in discussions with a major retail pharmacy that is developing a national campaign to create awareness, and provide tools, to prevent prescription drug abuse.

We are also presently in discussions with a major academic establishment with a view to collaborating on research efforts incorporating the Rx DrugSAFE, which will be given to at risk families. The study would track the use and effectiveness of the Rx DrugSAFE in preventing access to dangerous narcotics and in turn preventing the potential injury caused by the use of these drugs by unauthorized persons. This collaboration may also include the co-development of a new product offering incorporating our patented fingerprint interface into a product concept developed by the facilities mechanical engineering group.

We are working on a program for a major sports league brand where our products will be incorporated into a campaign sponsored by the entity to increase awareness on the dangers of prescription drugs and the importance of securing them in the home environment.

We have also engaged in discussions with two major medical device manufacturers regarding the use of our fingerprint secured personal dosing device in conjunction with their products throughout their extensive distribution channels.

We have established relationships with a number of online medical device suppliers including MSEC, VSR Sales and we are also selling the Rx DrugSAFE online through Amazon.com.

We have engaged the services of a grant writer who is working with us to identify and obtain private, local, state and government grant funds to purchase our products as part of an overall services and educational anti-drug campaign. Our grant writer will assist organizations in conjunction with Rx Safes, Inc. looking to purchase Rx DrugSAFE units as part of a program to address prescription drug abuse, to effectively craft healthcare proposals and outcome evaluation plans that are required for many government and foundation grants. We are presently approaching a new funding year for many of the organizations that offer large grant funds in this area and we will be working with our grant writer to identify and submit applications directly and on behalf collaborative partners to access funding for the purchase of our Rx DrugSAFE products.

We have already taken steps to establish major distribution channels for our products and have begun to work with McKesson and Cardinal Health, and expect to also distribute our products through Amerisource Bergen. We plan to invest in the participation of their various marketing programs to provide exposure for our products within their channels of distribution, which are the national pharmacy chains as well as the many independently owned or franchised neighborhood pharmacies. We will also endeavor to build our traditional grass roots efforts, i.e., establishing our own demand at the end user level, in order to make these relationships a success. These distributors also provide products to commercial healthcare facilities, private practice doctors offices, nursing facilities, assisted living, rehabilitation centers, outpatient clinics and more.

A critical part of any business success is a strong web and social media presence. To facilitate this, we are in the process of redesigning the company’s website to more accurately reflect what we do and we anticipate this will go live by the end of summer 2015. We will hire a company to manage our social media presence as well as revamp and optimize our own website with SEO and SEM with an ultimate goal to be in the top 3 of browser searches for our products and related products. The development of the new company website is a top priority for us as it will also be a primary point of distribution of our consumer products direct to consumer. To support this we will also need to create strong visual branding and have already engaged a graphics design consultant to strengthen our visual presence across the web, promotional material and in any media campaigns.

Our ultimate goal for our consumer focused products is to make it widely attainable to the public through medical reimbursement. To this end, we are continuing to pursue FDA registration, set aside funds to pay the necessary product and facility registration and have also begun the process of navigating CMS and private health insurance companies to recognize the product as a medical device and offer reimbursement of the majority of the purchase price through their plans so that their members will only have to pay a small co-payment to purchase the product.

We have also found that trade shows are an effective way to reach a large number of potential customers for a small investment of capital and plan on attending 5 in the next 12 month period. In June 2015, we attended the International Cannabis Association Conference, where Rx Safes, Inc. exhibited and our CEO Lorraine Yarde spoke on the topic of Patient Responsibility and using the Rx DrugSAFE to Reduce Dispensary Liability.[SD4]

Because we will need to regularly inform our customers and the market on our business progress as well as provide updated information on trends in our industry our goal would be to issue Press Release’s as the business continues to achieve its milestones and the industry landscape changes.

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

In order to effectuate any of the planned initiatives we have outlined, the company will continue to need to raise adequate capital. If our capital needs are not met, we will have to place some of these initiatives on hold until such time that the company has adequate funding to facilitate them.

Results of Operations for the three and six months ended June 30, 2015 and 2014

Revenues

Our total revenue reported for the three months ended June 30, 2015 was $643, an increase from $36 for the same period ended 2014. Our total revenue reported for the six months ended June 30, 2015 was $50,563, an increase from $1,101 for the same period ended 2014.

The revenues we had for the three and six months ended June 30, 2015 were predominantly from the fulfillment of our purchase order from the Oklahoma Bureau of Narcotics. We had a gross profit for the three months ended June 30, 2015 of $426, or approximately 66% of revenues. We had a gross profit for the six months ended June 30, 2015 of $25,054, or approximately 50% of revenues. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses increased to $612,306 for the three months ended June 30, 2015 from $43,217 for the three months ended June 30, 2014. Operating expenses increased to $2,104,099 for the six months ended June 30, 2015 from $56,147 for the six months ended June 30, 2014.

The main reason for the sharp increase in operating expenses was due to a compensation expense of $1,883,750 for options issued under an employment agreement with our officer and director. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Merchant Account Fees	$279	$237	$504	$447
Advertising and Promotion	4,345	395	7,108	491
Automobile Expense	1,126	360	1,733	510
Bank Service Charges	346	6	483	30
Consulting	1,100	-	1,100	-
Travel and Entertainment	195	-	195	-
Meals and Entertainment	1,180	1,162	2,447	1,351
Marketing Expenses	-	443	1,739	960
Computer and Internet Expenses	186	1,152	544	1,239
Freight and Shipping	-	134	1,068	135
Business Licenses	556	-	779	480
Printing and Stationary	-	187	-	189
Investor Relations Expense	8,000	-	12,000	-
Insurance Expenses	1,825	-	3,117	-
Trade Shows	6,294	1,009	12,583	1,009
Office Supplies	696	446	1,373	900
Office Expense	484	120	565	151
Officer’s Salary	43,750	-	87,500	-
Compensation Expense	480,075	-	1,883,750	-
Postage	1,025	74	2,032	390
Financial Reporting Services	234	-	432	-
Professional Fees	50,769	28,073	66,807	36,498
Rent Expense	1,875	1,733	4,006	3,682
Product Development	2,250	700	2,250	700
Telephone Expenses	964	-	2,228	-
Travel Expenses	4,752	6,986	7,756	6,985

Total Operating Expense	$612,306	$43,217	$2,104,099	$56,147

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $357,289 for the three months ended June 30, 2015 from $1,058 for the three months ended June 30, 2014. Other expenses increased to $389,153 for the six months ended June 30, 2015 from $1,816 for the six months ended June 30, 2014.

Our other expenses for the three and six months ended June 30, 2015 was a result of amortization of debt discount of $70,695 and $119,328 and by a loss from revaluation of derivative liability of $286,594 and $269,825, respectively. Our other expenses for the three and six months ended June 30, 2014 was mostly a result of interest expenses of $1,058 and $1,916, respectively.

Net Loss

We incurred a net loss of $969,169 for the three months ended June 30, 2015, compared to a net loss of $44,384 for the three months ended June 30, 2014. We incurred a net loss of $2,468,198 for the six months ended June 30, 2015, compared to a net loss of $57,279 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $48,401 and total current liabilities of $650,711. We had a working capital deficit of $602,310 as of June 30, 2015.

Operating activities used $95,078 in cash for the six months ended June 30, 2015. Our net loss of $2,468,198, offset mainly by expenses related to stock options of $1,883,750, loss from valuation and revaluation on derivative liabilities of $269,825 and amortization of debt discount of $104,225, was the main component of our negative operating cash flow.

Cash flows provided by financing activities during the six months ended June 30, 2015 amounted to $125,426 from the issuance of convertible notes of $203,250 and $55,000 from the issuance of units of our Series A Preferred Stock and warrants to purchase common stock, offset by repayments on related party loan advances of $82,824 and repayments on convertible notes of $50,000.

We continue to be dependent on raising capital to operate the business and are in the process of pursuing a minimum of $500,000 equity investment to support our business objectives over the next 12 months. If we raise less than this amount, we will have to scale back our operations commensurate with the funding, if any, that we receive. This quarter and beyond, we have been able to raise some money. Our efforts are ongoing but we can provide no assurance that we will be able to raise the optimal amount needed to implement our business plan.

On February 25, 2015 we entered into a securities purchase agreement with Coventry whereby Coventry agreed to invest up to $100,000 in exchange for our issuance of two convertible promissory, each in the original principal amount of $50,000.00. The Notes bear interest at a rate of 8% per annum. All outstanding principal and accrued interest under the Notes is due and payable on February 25, 2016. Coventry funded one of the notes in the principal amount of $50,000.

Effective June 16, 2015, we entered into a Securities Purchase Agreement (“SPA”) and issued a convertible promissory note in the face amount of $76,750.00 to Auctus Private Equity Fund, LLC. The note matures on March 16, 2016 and provides for interest at the rate of eight (8%) percent per annum. The Note may be converted into our unregistered shares of common stock, par value $0.001 per share, at the conversion price, as defined in the note, in whole, or in part, at any time at the option of the Auctus. All outstanding principal and unpaid accrued interest is due at maturity, if not converted prior thereto. We incurred expenses amounting to $2,750 in connection with this transaction. We have used a majority of the proceeds of the note with Auctus to retire the note with Coventry.

In May 2015 we signed a convertible promissory note in the face amount of $26,500 to LG Capital Funding.

In June 2015, we opened a private offering of units consisting of shares of our newly created Series A Preferred Stock and a warrant to purchase our common stock. As of June 30, 2015, we have sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares of our common stock for total proceeds of $55,000.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the three and six months ending June 30, 2015 and year ended December 31, 2014. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from that below, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On March 10, 2015, we filed a complaint in the District Court for Clark County, Nevada, against Wall Street Buy Sell Hold Inc., a New York corporation, for Fraud in the Inducement, Deceptive Trade Practices and Unjust Enrichment in connection with a Consulting Agreement dated February 10, 2014. As a result of the misrepresentations and actions perpetuated by Wall Street Buy Sell Hold Inc., we are asking court to award us damages, recession of the Consulting Agreement and a return of monies paid thereunder, and for punitive damages. The action in Nevada has been stayed by the Court pending resolution of the preliminary action in the New York case.

On March 5, 2015, Wall Street Buy Sell Hold Inc. filed a complaint in the Supreme Court for Nassau County, NY against us in connection with the Consulting Agreement. Wall Street Buy Sell Hold Inc. has alleged breach of contract and specific performance for monies and warrants it believes it is owed under the agreement. We intend to vigorously defend this action.

Item 1A. Risk Factors

See risk factors included in the Company’s Annual Report on form 10-K for 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2015, we opened a private offering of units consisting of shares of our newly created Series A Preferred Stock and a warrant to purchase our common stock. As of June 30, 2015, we have sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares of our common stock exercisable at $0.01 per share for total proceeds of $55,000.

We granted stock options to purchase 1,000,000 shares of common stock during the first six months of 2015 under the Director Compensation Plan effective January 1, 2015 to four directors in the amounts of 250,000 options to each.

On May 13, 2015, we entered into an agreement with Gold Coast Capital LLC to convert a previous payable due to Axius of $35,000 into a convertible promissory note in the amount of $35,000. The note is convertible by Gold Coast Capital LLC into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. Gold Coast Capital converted their note in two tranches. On May 20, 2015, they converted $22,396 of the note into 5,817,914 shares of our common stock. On May 29, 2015 they converted $12,602 of the note into 3,600,571 shares of our common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX Safes, Inc.

Date: August 18, 2015	By:	/s/ Lorraine Yarde
Lorraine Yarde
	Title:	President, Chief Executive Officer, and Director

