Form 10-Q
period 2015-09-30
RX Safes, Inc.
filed 2015-11-16
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,378,782 common shares as of November 12, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

RX SAFES INC.

FINANCIAL STATEMENTS

ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED) AND DECEMBER 31, 2014

CONTENTS

FINANCIAL STATEMENTS	Page(s)

Condensed Balance Sheets - (Unaudited) - September 30, 2015 and December 31, 2014	F-1

Condensed Statements of Operations - (Unaudited) The Three and Nine Month Ended September 30, 2015 and 2014	F-2

Condensed Statements of Cash Flows - (Unaudited) Nine Month Ended September 30, 2015 and 2014	F-3

Notes to Interim Condensed Financial Statements - (Unaudited)	F-4 - F-19

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

1

RX SAFES INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,816	$13,087
Inventory	116	25,698
Advance to Vendor	4,850	-

Total Current Assets	13,782	38,785

Total Assets	$13,782	$38,785
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$153,993	$226,274
Loans payable to related party	25,950	110,274
Convertible debt (net of discounts of $ 89,170 and $0 respectively)	64,080	-
Derivative liability	684,411	-
Interest payable	4,962	4,745
Total Current Liabilities	933,396	341,293

Total Liabilities	933,396	341,293
Stockholders Deficit
Preferred Stock, par value $.001, 55,000,000 authorized 0 and 0 shares issued and outstanding as of Sept. 30, 2015 and December 31, 2014	-	-
Common stock, par value $.001, 500,000,000 authorized 1,316,603 and 577,457 shares issued and outstanding as of September 30, 2015 and December 31, 2014	1,317	577
Additional paid in capital	3,073,749	1,857,249
Additional Paid in capital - Options	2,713,575	-
Additional paid in capital - Warrants	389,235	389,235
Additional paid in capital - expired options and warrants	21,302	21,302
Accumulated Deficit	(7,118,792)	(2,570,871)
Total Stockholders' Deficit	(919,614)	(302,508)

Total Liabilities and Stockholders' Deficit	$13,782	$38,785

See notes to interim condensed financial statements.

RX SAFES INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	0	1,845	50,563	2,946

COST OF GOODS SOLD
	$-	$662	$25,510	$1,097

GROSS PROFIT	-	1,183	25,053	1,849

OPERATING EXPENSES
Selling, general and administrative expenses	1,441,718	74,831	3,546,267	130,978

NET LOSS FROM OPERATIONS	(1,441,718)	(73,648)	(3,521,214)	(129,129)

OTHER INCOME (EXPENSES)
Interest Expense (including amortization of debt discounts)	(173,932)	(1,122)	(293,261)	(3,038)
Other income	-	-	-	100
Loss from valuation and revaluation of derivative liability	(463,622)	-	(733,446)	-
TOTAL OTHER INCOME (EXPENSE)	(637,554)	(1,122)	(1,026,707)	(2,938)

Income (loss) before provision for income taxes	(2,079,272)	(74,770)	(4,547,921)	(132,067)
Provision for income taxes	-	-	-	-
Net income (loss)	$(2,079,272)	$(74,770)	$(4,547,921)	$(132,067)

BASIC AND DILUTED NET LOSS PER SHARE	$(2.80)	$(0.13)	$(6.98)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	743,570	575,825	651,379	575,593

See notes to interim condensed financial statements.

RX SAFES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(4,547,921)	$(132,067)
Adjustments to reconcile net loss to net cash used in operations:
Common stock issued for services	90,131	25,000
Expenses related to issue of stock options	3,205,400	-
Amortization of debt discounts on convertible debt	278,080	-
Loss from valuation and revaluation of derivative liability	733,446	-

Decrease (increase) in assets
Inventory	25,582	2,788
Advance to Vendor	(4,850)	(12,500)
Advance to Consultant	-	-

Increase (decrease) in liabilities
Accounts payable & accrued expenses	91,717	17,500
Interest Payable	217	3,038

Net cash provided by/(used for) operating activities	(128,198)	(96,241)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	203,250	-
Proceeds from issuance of common stock	-	30,000
Proceeds on related party loan advances	-	45,500
Proceeds on related party short term loans	24,500	-
Repayment of related party loan advances	(108,823)	-
Repayment on converted note	(50,000)
Proceeds under line of credit agreement	-	30,000
Proceeds from sale of preferred stock	55,000	-

Net cash from financing activities	123,927	105,500

NET INCREASE (DECREASE) IN CASH	(4,271)	9,259

Cash and cash equivalents beginning of period	13,087	1,721

Cash and cash equivalents end of period	$8,816	$10,980

Supplemental Disclosure of Cash Flow Information

Cash Paid
Interest	$13,738	$-
Income Taxes	$-	$-

Non-cash financing activities:
Debt discounts recognized	$278,080	$-
Account Payable replaced with convertible debt	$164,000
Conversion of Preferred stock to common stock	22,000
Conversion of convertible debt to common stock	$164,000	$-

See notes to interim condensed financial statements.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SEPTEMBER 30, 2015

(UNAUDITED)

Inventories

Inventories consist of safes and brackets. All inventories are valued at lower of average cost or market. The company periodically reviews inventories and items considered obsolete or outdated are reduced to their estimated net realizable value.

The components of inventory as of September 30, 2015 and December 31, 2014 are valued as follows:

	September 30, 2015	December 31, 2014
Safes	$72	$25,652
Brackets	44	46
Total Inventory	$116	$25,698

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $10,588 and $2,706 for the nine months ended September 30, 2015 and 2014, respectively.

Rent expense

The Company pays rent on a month to month basis. Rent expense charged to operating expenses was $5,195 and $5,536 for the nine months ended September 30, 2015 and 2014, respectively.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $2,442 and $772 for the nine months ended September 30, 2015 and 2014, respectively.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 3.

RELATED PARTY TRANSACTIONS

Loans Payable

Effective May 1, 2013 entered into an agreement with Axius Consulting Group, Inc (“Axius”). It is the intent of both parties to create a line of credit agreement. The company may borrow up to $50,000 from Axius. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $0 and $25,274 at September 30, 2015 and 2014, respectively. Total interest accrued on the note was $836 and $1,642 for the nine months ended September 30, 2015 and 2014, respectively. On September 22, 2015 Axius agreed to provide the company with short term interest free loans. The total outstanding balance of the short term loan at September 30, 2015 was $19,500.

Effective January 1, 2014 entered into an agreement Lorraine Yarde It is the intent of both parties to create a line of credit agreement. The company may borrow up to $100,000 from Lorraine Yarde. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $3,300 and $55,000 at September 30, 2015 and 2014, respectively. Total interest accrued on the note was $2,825 and $1,500 at September 30, 2015 and 2014, respectively. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015.

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with Naples Family Trust. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $3,150 and $30,000 at September 30, 2015 and 2014, respectively. Total interest accrued on the note was $1,300 and $500 at September 30, 2015 and 2014, respectively. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015.

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

NOTE 6.

Income Taxes

As of September 30, 2015, the Company has net operating loss carry forwards of approximately $7,119,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly , the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at September 30 2015 and December 31, 2014, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized no interest and penalties during the nine months ended September 30, 2015 and year ending December 31, 2014, respectively.

The Company files U.S. federal tax returns and a tax return in states where obligated. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

NOTE 7

Employment Agreement

The President of the Company, Ms. Lorraine Yarde, signed an employment contract effective January 1, 2015 which is effective until termination. The agreement stipulates a base salary of $175,000 plus an annual performance bonus targeted at fifty percent of salary. The agreement entitles Ms. Yarde to annual salary increases of ten percent as well as other customary employee benefits such as paid vacation and eligibility to participate in the Company’s health insurance plan or reimbursement of up to $1,000 per month until a company-health insurance plan is established. The agreement allows Ms. Yarde to convert any unpaid compensation to Company stock at a 50% discount to the then market price, in the form of unregistered securities. As of September 30, 2015 unpaid compensation under the agreement totaled $43,750. On September 21, 2015 Ms. Yarde converted $87,500 of the unpaid compensation into 265,152 shares of the company stock. Upon the signing of the agreement Ms. Yarde was granted employee stock options to purchase 50,000 shares of the Company’s Common Stock with vesting period and strike price as follows:

(i) 25,000 shares vested immediately with a strike price of $10.00 per share.

(ii) 12,500 shares vest on July 1, 2015 with a strike price of $10.00 per share.

(iii) 7,500 shares vest on January 1, 2016 with a strike price of $20.00 per share.

(iv) 5,000 shares vest on January 1, 2017 with a strike price of $50.00 per share.

On September 18, 2015, the employment agreement with Ms. Yarde was amended to reprice the exercise price on her 50,000 options to $0.001 per share. In addition, the calculation of the price at which Ms. Yarde is able to convert any then unpaid compensation to common stock of the Company was amended to a price equal to 50%, of the lowest trading price of the Company’s common stock as reported on the OTCQB for the ten prior trading days including the day upon which a notice of conversion is received by the Company. There were no other amendments made to the Yarde Agreement.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 8

Stock options and warrants

A summary of stock option and warrant activity for the period from January 1, 2015 to September 30, 2015 follows:

	Stock
Description	Options	Warrants

Outstanding at January 1, 2015	50,000	41,250
Issued January 1, 2015	12,500	-
Issued January 1, 2015	12,500	-
Cancelled March 3, 2015	-	(41,250)
Issued May 20, 2015	12,500	-
Issued May 28, 2015	-	500
Issued May 28, 2015	-	500
Issued June 2, 2015	-	500
Issued June 2, 2015	-	1,250
Issued June 22, 2015	12,500	-
Issued September 18, 2015	12,500	-
Outstanding at September 30, 2015	112,500	2,750

Employee stock options totaling 50,000 shares granted to Ms. Yarde on January 1, 2015 can be exercised at any time, up to and including 24 months after expiration or termination of the agreement. The estimated fair value of the options at January 1, 2015 of $2,037,700, (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $50.00(adjusted for one for two hundred reverse split,) share price, respectively, (ii) $10, $20, $20 and $50 exercise price, respectively, (iii) term of 2, 3, and 4 years, respectively, (iv) 100%, 100%, 100% and 100% expected volatility, respectively, and (v) 0.66%, 0.87%, 1.07% and 1.34% risk free interest rate, respectively) will be expensed over the two year vesting period of the options. Compensation expense attributable to stock options was $3,205,400 for the nine months ended September 30, 2015.

Stock options totaling 62,500 were granted during the first nine months of 2015 under the Director Compensation Plan effective January 1, 2015 to five directors in the amounts of 12,500 options to each. Director compensation recorded on the grants totaled $1,227,350 during the third quarter of 2015 (calculated using the Black Scholes option pricing model.

The total unrecognized cost at September 30, 2015 totaled $180,050.

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

Reverse stock split

On September 28, 2015 the Company authorized a one for two hundred reverse split of the Company’s common stock issued and outstanding. Following this stock split the number of outstanding shares of the Company’s common stock will decrease from 263,320,562 to 1,316,603. The accompanying financial statements have been adjusted to retroactively reflect the stock split.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Preferred Stock.

The company is authorized to issue a second class of 50,000,000 preferred shares. In May 2015, the Company initiated a private offering of units consisting of 240,000 shares of its newly created Series A Preferred Stock and a warrant to purchase our common stock, for $2.50 per unit. The Company sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares of our common stock at $.01 per share for total proceeds of $55,000. As of September 30, 2015 all series A shares were converted to common.

Effective September 2015 Company is authorized to issue 2,000 Series B Preferred Stock with par value of $0.001 per share. As of September 30, 2015, the Company has issued all 2,000 Series B shares.

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

On February 10, 2014, the consultant was issued 25,000 post-reverse split shares of common stock for investor relations consulting services. These shares were returned by the consultant to treasury and the consultant was issued a warrant to purchase 25,000 shares of common stock. The issued warrant will vest immediately. Additionally, a warrant to purchase 12,500 shares will be issued at 6 months of service. A final warrant to purchase 12,500 shares will be issued at the end of 12 months if the company continues the agreement to 12 months.

On December 1, 2014 the Company voided and terminated its agreement with the Consultant. The voiding and termination of the agreement will cancel all warrants previously issued under the agreement.

Effective August 19, 2014, the Company executed a Marketing Agreement with Josh Tolley who has become a spokesperson for the Company. In consideration for his services the Company shall issue 500 post-reverse split shares of common stock as stock based compensation for this Agreement. The term of the agreement is six months. At the end of the initial six month period, it is the intent of the Company to extend this relationship for an additional period, provided the Parties are in mutual agreement that they have established a good working relationship, at which time a new Agreement will be executed between the Parties. The shares were issued to Mr. Tolley on August 19, 2014.

Effective January 6th, 2015, the Company executed a business consulting agreement with Paramount Advisors, LLC. The consultant will act as advisor in co connection with the Company’s business matters, investor relations, and advertising services.

The Company shall pay the consultant the following:

(a) A total of 4,500 shares of validly issued unregistered shares of the Company’s common stock par value $0.001 per share, which trades on the OTC under the symbol “RXSF” in two equal installments as follows:

i. 2,250 shares due immediately; and

ii. 2,250 shares due on or before March 1, 2015

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

Effective February 12, 2015, the company executed a consulting agreement with Sean McManus. The Company has engaged Consultant to provide services in connection with the Company’s sale and distribution of its flagship Rx DrugSAFE product. Consultant will introduce the Company to sales opportunities, strategic partners and such other services as the Company and Consultant may deem appropriate. Upon execution of this Agreement, the Company shall pay to Consultant an initial retainer of 500 (post-reverse split) restricted shares of Rx Safes, Inc. common stock. For any sales of the Company’s products directly attributable to the efforts of the Consultant, Consultant will be paid a commission of 10% of the net sales to the Company for as long as any agreement is in effect between the Company and any Client directly introduced to Company by Consultant, and for a tail period of 24 months after the last date of any agreement, whether terminated or otherwise expired between Company and Client or 24 months after delivery of the product to the Client, whichever is later in time. This Agreement shall continue in full force and effect for 6 consecutive months. The Company and Consultant may negotiate to extend the term of this Agreement and the terms and conditions under which the relationship shall continue.

On April 1, 2015, the Company executed an addendum to the Agreement dated February 12, 2015 with Sean McManus, extending the term for an additional 6 months and expanding the services to be performed by the Consultant. Upon execution of this addendum the Company issued the Consultant 5,000 restricted shares of Rx Safes, Inc. common stock.

Effective June 14, 2015 the agreement between Sean McManus and the company was terminated. Upon termination the consultant will return the 5,000 shares of restricted stock.

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

In August 2015, the Company entered into a consulting agreement with our Director, Faruk Okcetin. As initial retainer for the agreement he was issued 5,000 post-reverse split shares of common stock.

Effective September 21, 2015 the Company entered into a consulting agreement with B&K Enterprises. As compensation for Consultant’s services required hereunder, Consultant was issued 3,750 rule 144 shares of the Company for services rendered. This contract is active for 30 days of consulting.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

On February 25, 2015, the Company entered into an agreement Coventry Enterprises, LLC to invest up to $50,000 into the Company in exchange for the issuance of a convertible promissory note in the amount of $50,000.  The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 25, 2016.  The note is convertible by Coventry into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On June 17, 2015 the Company made payment of $63,738.48 in satisfaction of Coventry note dated February 25, 2015.

On February 25, 2015, the Company entered into an agreement with EMA Financial LLC to invest up to $50,000 into the Company in exchange for the issuance of a convertible promissory notes each in the amount of $50,000.  The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 25, 2016.  The note is convertible by EMA into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On May 13, 2015, the Company entered into an agreement with Gold Coast Capital LLC to convert a previous payable due to Axius of $35,000 into a convertible promissory note in the amount of $35,000. The note is convertible by Gold Coast Capital LLC into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. Gold Coast Capital immediately converted 100% of their note.

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

SEPTEMBER 30, 2015

(UNAUDITED)

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

On August 28, 2015, the Company entered into an agreement with Craig Blaesing to convert a previous payable due to Axius of $15,000 into a convertible promissory note in the amount of $15,000. The note is convertible by Craig Blaesing into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Craig Blaesing converted the whole note into 468,775 shares of our common stock on September 10, 2015.

On August 28, 2015, the Company entered into an agreement with Craig Blaesing to convert a previous payable due to Axius of $15,000 into a convertible promissory note in the amount of $15,000. The note is convertible by Craig Blaesing into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Craig Blaesing converted the whole note into 9,375,000 shares of our common stock on September 10, 2015.

On September 9, 2015, the Company entered into an agreement with Timothy Jonk to convert a previous payable due to Axius of $5,000 into a convertible promissory note in the amount of $5,000. The note is convertible by Timothy Jonk into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Timothy Jonk converted the whole note into 15,625 shares of our common stock on September 10, 2015.

On September 9, 2015, the Company entered into an agreement with Mary Ellen Renna to convert a previous payable due to Axius of $15,000 into a convertible promissory note in the amount of $15,000. The note is convertible by Mary Ellen Renna into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Mary Ellen Renna converted the whole note into 46,875 shares of our common stock on September 10, 2015.

On September 9, 2015, the Company entered into an agreement with Robert Sanderson to convert a previous payable due to Axius of $5,000 into a convertible promissory note in the amount of $5,000. The note is convertible by Robert Sanderson into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Robert Sanderson converted the whole note into 15,625 shares of our common stock on September 10, 2015.

On September 15, 2015, the Company entered into an agreement with Susan V Kutzner to convert a previous payable due to Axius of $10,000 into a convertible promissory note in the amount of $10,000. The note is convertible by Susan V Kutzner into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Susan V Kutzner converted the whole note into 31,250 shares of our common stock on September 17, 2015.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

On September 16, 2015, the Company entered into another agreement with Craig Blaesing to convert a previous payable due to Axius of $5,000 into a convertible promissory note in the amount of $5,000. The note is convertible by Craig Blaesing into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Craig Blaesing converted the whole note into 31,250 shares of our common stock on September 16, 2015.

On September 18, 2015, the Company entered into another agreement with Timothy Jonk to convert a previous payable due to Axius of $10,000 into a convertible promissory note in the amount of $10,000. The note is convertible by Timothy Jonk into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Timothy Jonk converted the whole note into 31,250 shares of our common stock on September 18, 2015.

On September 18, 2015, the Company entered into another agreement with Robert Sanderson to convert a previous payable due to Axius of $10,000 into a convertible promissory note in the amount of $10,000. The note is convertible by Robert Sanderson into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Robert Sanderson converted the whole note into 31,250 shares of our common stock on September 18, 2015.

On September 21, 2015, the Company entered into an agreement with Juan Rodriguez to convert a previous payable due to Axius of $4,000 into a convertible promissory note in the amount of $4,000. The note is convertible by Juan Rodriguez into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Juan Rodriguez converted the whole note into 12,121 shares of our common stock on September 21, 2015.

The company identified embedded derivatives related to the William Koch, Craig Blaesing, Timothy Jonk, Mary Ellen Renna, Robert Sanderson, Susan K Kutzner, and Juan Rodriguez Coventry, EMA, Gold Coast Capital, LG Capital, and Auctus Fund LLC Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. Under ASC-815, the conversion options embedded in the notes payable described in Note 8 require derivate liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

The Company uses the Black-Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: share conversion price $6.50 (post-reverse split) expected volatility of 637%, risk free interest rate at 0.26 % annually and an expected term equal to the remaining term of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at September 30, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – September 30, 2015	$-	$-	$684,411	$684,411

During the nine months ended September 30, 2015 the company amortized $64,080 of the debt discounts to the current period operations as interest expense.

Convertible Notes Payable	September 30, 2015	December 31, 2014
Convertible debt issued March 28, 2015, due March 28, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $24,590 and $0	$25,410	$0
Convertible debt issued June 16, 2015, due March 16, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $47,058 and $0	$29,692
Convertible debt issued May 29, 2015, due May 29, 2016, convertible into common stock at 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion, (less unamortized debt discount of $17,522 and $0	$8,978
Total convertible debt	$64,080	$0

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 12

Development and Marketing Agreement

On July 30, 2015 the Company entered into a co-operative developing and marketing agreement with Patient Safety Devices (PSD). The agreement relates to co-development, co-marketing and sales of a biometric patient controlled analgesia device. The Company will be responsible for the engineering and prototyping testing and manufacturing of the product as well as contributing its patent license for the use of the biometrics. PSD is responsible for contributing the design specifications and functionality of the product and shall also contribute previously developed intellectual property, assets and relationships. PSD will assign the rights of intellectual property and assets formerly owned by Redesign Company LLC. The Company will be solely responsible for the final sale of the product. The Company will pay PSD a commission of 10% of net sales. The initial term of the agreement is five years, and shall be automatically renewed for successive periods of one year.

NOTE 13

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the nine months ending September 30, 2015 and year ended December 31, 2014, respectively. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 14

Legal Proceedings

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

On March 5, 2015, Wall Street Buy Sell Hold Inc. filed a complaint in the Supreme Court for Nassau County, NY against the Company in connection with the Consulting Agreement. Wall Street Buy Sell Hold Inc. has alleged breach of contract and specific performance for monies and warrants it believes it is owed under the agreement. The Company intends to vigorously defend this action.

NOTE 15

Subsequent Events

On October 1, 2015 EMA Financial converted $20,000 of $50,000 the Note dated March 28, 2015 into common stock the Company and paid the remaining balance plus interest. Total number of shares to be issued under the conversion are 55,928.

On October 6, 2015, the Company entered into an agreement Auctus Fund LLC to invest $55,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable July 6, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

On October 6, 2015, the Company issued 1,250 (post- reverse split) shares of common shares to Auctus Private Equity Fund, LLC in connection a Securities Purchase Agreement.

On October 7, 2015, the Company entered into an agreement Kodiak Capital Group to invest $50,000 into the Company in exchange for the issuance of a $60,000 convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable October 7, 2016.  The note is convertible by Kodiak into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the average of the three lowest trading prices of the Common Stock on the OTC Market for the 10 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On October 7, 2015 the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Kodiak Capital Group to purchase $1,000,000 of the Company’s common stock.

On October 9, 2015 the Company made payment of $51,243.84 to EMA Financial in satisfaction of the balance of the EMA note dated February 25, 2015.

On October 19, 2015 the Company entered into a consulting agreement with CorporateAds.com. The agreement will last for one year. As compensation the consultants will receive a $50,000 convertible promissory note.

On October 21, 2015, the Company entered into a consulting agreement with a consultant to provide social media services and issued him 5,000 shares of common stock under the agreement.

On October 26, 2015, the Company entered into an agreement Adar Bays, LLC to invest a total of $54,000 into the Company in exchange for the issuance of 2 convertible promissory notes, each $27,000. The first $27,000 note is a front end note and was purchased by Adar Bays, LLC on October 28, 2015. The second $27,000 note is a back end note and will be funded in month 8 following the date of the agreement. The Company has the option to cancel the back end note and any obligation thereof by giving 30 days written notice of cancellation no later than the 5th month anniversary of the issuance of the front end note. The notes bear interest at the rate of 8%.  All outstanding interest and principle is due and payable May 29, 2016.  The note is convertible by Adar Bays into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by average of the three lowest trading prices of the Common Stock on the OTC Market for the 10 prior trading days. The Company has the option to prepay this note up to 180 days after issuance.

On November 2, 2015 the Company entered into a consulting agreement with Pentony Enterprises LLC to provide social media services. As compensation the consultant will receive $18,000 payable in shares of the Company’s common stock as well as monthly cash compensation of $600.

On November 11, 2015, the Company entered into an agreement EMA Financial LLC to invest $50,000 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%. All outstanding interest and principle is due and payable November 11, 2016. The note is convertible by EMA Financial into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

On November 11, 2015 the Company entered into a binding letter of intent to purchase all right, title and interest to patent number 7,806,852. The Company will pay to the seller $100,000 in the form of warrants to purchase shares of the Companies common stock. The Company shall pay the seller $1.5 per unit on sales of current product as well as $3.00 per unit on sales of new devices incorporating the patented encasement. If the Company sells a majority interest or there is a change in management from the original founders, the seller has the option to continue the royalty agreement or take a one time $250,000 cash payout and waive future rights.

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

Company Overview

Rx Safes, Inc. was incorporated in 2010 in the State of Nevada. Our founders are pioneers in the fingerprint recognition market and have over 30 years combined experience designing, manufacturing and marketing fingerprint security products including garage door openers, front door locks, thermostats and mail boxes for companies such as Master Lock Corporation, Honeywell and The Overhead Door Company. They have developed marketing and sales programs through multiple distribution channels, including major retailers such as The Home Depot, Costco and Sears, and through development and distribution agreements with leading manufacturers such as Kwikset, in various targeted markets.

The founders saw an opportunity to apply their knowledge with the commercialization of this technology to provide solutions for healthcare applications with an initial focus on drug security. With expertise in fingerprint security, we are taking a comprehensive approach to drug security providing a variety of secure fingerprint products and solutions for both the professional and consumer healthcare markets and we are positioning our company as the emerging leading provider of efficient and cost effective, autonomous fingerprint medical security solutions. Our products and technology address the economic and social impacts of drug diversion, unauthorized access to medications, prescription drug abuse and poor medication adherence.

Prescription drug abuse is national epidemic costing $600 billion dollars and 40,000 lives annually. Not only is the human cost unimaginably tragic, the ripple effect of the prescription drug abuse epidemic reaches far and wide:

●	More than 100 deaths each day in the US as a result of prescription drug misuse
●	Healthcare facilities lose billions each year from theft.
●	Insurance costs for treatments are skyrocketing
●	Pharmaceutical companies are under increased regulatory pressure to offset the negative impacts of prescription drugs.

Industry studies indicate that the problem is growing. By way of example:

●	ER visits associated with pharmaceutical misuse or abuse increased 114% between 2004 and 2011(CDC)
●	71,224 ER visits for medication overdoses annually involving children, representing 68.9% of visits for unintentional pediatric poisonings (CDC).

We are utilizing our proprietary patented fingerprint technology to develop medical devices and technology to improve healthcare security, limit liability, reduce overall costs and help save lives. Our products and technology integrate seamlessly into existing healthcare infrastructures to improve the storage, transportation, monitoring and delivery of controlled substances and target massive markets within professional healthcare and crossing over into the home healthcare marketplace.

We apply our proprietary autonomous fingerprint technology in a number of ways. We offer our proprietary fingerprint interface as a solution for customers to license and integrate into their own products, we jointly develop products with OEM partners to deliver enhanced security, accountability and convenience to their existing product offerings, we use our technology to develop our own fingerprint based medical devices and equipment and we offer customized add-on solutions for healthcare facilities. By introducing tighter controls and providing audit tracking and reporting capabilities in the securing of controlled substances, we help healthcare increase the levels of accountability, lessen the risk of diversion and reduce the overall costs associated with drug theft, patient liability and loss of productivity,

To support the refocusing or our business in the professional healthcare marketplace and our go to market strategy, we recently launched a new, dynamic rebranded website introducing our customers, partners and shareholders to our new corporate logo and illustrating the products and technology we have under development to support this new market focus.

Products and Technology

Our product roadmap incorporates comprehensive solutions to address all aspects of drug security including:

●	Secure medication storage products for use in home, in healthcare facilities and out in the field;
●	Secure data and medication management and monitoring products;
●	Secure drug delivery products;
●	Drug drop-boxes to dispose unused medication; and
●	Rx Safes Fingerprint technology interface – to be licensed or integrated in to OEM products through co-development.

Our flagship product, the Rx DrugSAFE Fingerprint Medication Lockbox, is an example of the integration of our patented fingerprint technology into one of our own product offerings. The Rx DrugSAFE demonstrates how our fingerprint technology makes a product smarter and more secure to prevent accidental poisonings, drug theft and diversion within the home. We have recently taken steps to enhance our fingerprint interface and our current Rx DrugSAFE units offer a new, additional layer of security, by introducing an administrative function. This allows a homeowner, or a healthcare manager, to manage the enrollment of additional users who should have either permanent or temporary access to the safes contents.

The same technology is now being applied within commercial healthcare environments, to offer facilities a secure and convenient means by which to control and monitor access to medications, addressing loss prevention and providing tighter security and controls overall for variety of healthcare applications, in turn lowering facility costs and reducing liability. We are also in the process of incorporating new technology features to work in conjunction with our fingerprint interface, which will allow our products and technology to become “smarter” and provide additional benefits to end users, providing feedback and functionality through interactive applications that will run on smart devices and computers.

Over the course of the next 12 months, we intend to incorporate the following additional technology and functionality into our patented biometric interface:

●	The introduction new touch and swipe sensor options to suit the needs of a variety of consumer and commercial healthcare products and applications;
●	Bluetooth technology offering interoperability with multiple healthcare related applications on smart devices;
●	WIFI capability with cloud based integration, providing two-way communication between our technology/products and remote applications;
●	Improved audible feedback;
●	Medication adherence features;
●	Expanded administration to support commercial healthcare compliance; and
●	GPS tracking capabilities to provide location-based information on portable healthcare security products using our technology interface.

As we continue to enhance our fingerprint technology interface with additional features, we expect that same interface will eventually be incorporated into all of our current and future product offerings.

We presently have additional products at various stages of design and testing. We have been testing a larger version of the Rx DrugSAFE; the Rx DrugSAFE Pro, which is designed to serve both the consumer and professional healthcare markets. The RxDrugSAFE PRO has been designed to accommodate a greater number of prescription pill bottles of various sizes to support the needs of a variety of healthcare environments including assisted living facilities, nursing homes and emergency service vehicles. The Rx DrugSAFE IC is designed to be securely mounted inside of an existing medicine cabinet and we have 3D drawings of our original concept for this product. The RxDrugSAFE Mini is designed for daily use while at work or play, can fit easily into a pocketbook or jacket pocket, and comes with a 4 x daily pill tray system that allows medications to be pre-loaded each week. We have a proof of concept of this product and are ready to move into the design and development phase.

We continue to identify new product opportunities for the implementation and licensing of our technology for commercial healthcare applications. To this end, we acquired rights to intellectual property to support the development of an innovative, biometrically controlled personal patient dosing device that is universal and works with all existing PCA (Patient Controlled Analgesia) manufactured pumps offered by Smiths Medical, Abbott Laboratories, Baxter and Hospira. The Rx SafeDOSE product is designed to prevent the administration of pain medications, such as morphine, by unauthorized family members, caregivers or clinicians, which can have serious and sometimes fatal effects on a patient.

The company recently announced the acquisition of patent number 7,806,852 – which covers the method and apparatus for patient-controlled medical therapeutics utilizing biometrics in a patient controlled administration of pain medications, with a priority date in April 2006. This patent strengthens the company’s overall intellectual property portfolio and offers device specific protection for the Rx SafeDOSE product. The patent also includes claims that cover additional control features on the pendant, which will provide an even greater level of safety for patients and allow Rx Safes the ability to corner the market for the secure patient administration of medications. The company believes that due to the strength of the IP protection surrounding this product, along with the fact that it is ready for commercialization, we will be able to leverage these things to establish relationships encompassing the development, regulatory approval and distribution of SafeDOSE with the leading OEM manufacturers in the PCA Infusion pump market.

The company also recently announced the availability of a professional grade fingerprint padlock, the Rx FieldLOCK. The Rx FieldLOCK is a heavy duty steel forged, fingerprint padlock that stores up to 64 unique biometric users, 5 of which can be registered as administrators of the lock. Rx FieldLOCK also offers access via pin code to an additional 32 users as a back-up feature. Unlike traditional padlocks, there is no key required to unlock Rx FieldLOCK making access more secure, convenient and expeditious under high stress situations. Rx FieldLOCK has been primarily designed for use by EMS personnel, law enforcement, ambulance crews and fire departments to securely lock up a variety of cases used to transport medications and equipment in the field. We are also taking steps to partner with GSA suppliers to have the Rx FieldLOCK included on the appropriate Federal Governments GSA schedule to facilitate streamlined purchase of the product by Government Agencies. There is also opportunity for the application of the Rx FieldLOCK product in other large global industries and we plan to establish relationships with distribution partners who can help offer the product to other markets.

The company is also working on a number professional fingerprint storage solutions, designed to provide a secure and convenient means to lock up prescription medications and other controlled substances for use by EMS workers, law enforcement, fire departments, ambulance companies and mobile health care workers while administering care in the field. These products will use custom durable cases made by Pelican cases and will incorporate a customized fingerprint interface developed by Rx Safes to control access and to include audit tracking, scheduling and reporting capabilities.

Rx DrugSAFE EMS – a customizable field EMS case with individual compartments to hold a variety of drugs, controlled substances and other field medical equipment and supplies.

Rx DrugSAFE MMS – customizable field mobile medical station with compartments for integrated medical monitoring equipment including vital signs monitoring, mobile printing, portable patient data tablet, and other necessary field medical equipment

Rx DrugSAFE COOL – refrigerated, customizable bio-medical field transportation case for carrying blood, organs, and other bio-medical samples and/or drugs requiring refrigeration

Our product development plan over the next 24 months includes a variety of new products incorporating our proprietary fingerprint interface including:

●	Portable HIPAA compliant fingerprint EHR;
●	Fingerprint OEM module;
●	Finperprint Tele-Medicine solution;
●	Biometric physical and electronic health records; and
●	Custom fingerprint technology solutions.

Intellectual Property

We are committed to continue improving our fingerprint technology interface and building our intellectual property portfolio through development and acquisition. To this end, we plan to file new utility/design patent and trademark applications where applicable to further protect our business.

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

Sales and Distribution

We are in the early stages of establishing a market for our current and future products and we recognize the importance of having a strong sales and marketing plan. Our target customers for our products and technology include:

●	OEMs – Manufacturers of Medical Devices, Narcotics Safes etc;
●	Hospitals and Health Systems;
●	Group Homes, Nursing Facilities and Hospice;
●	Colleges Campuses;
●	Home Health Care Providers; and
●	Consumers with Children or Elderly Parents.

We are establishing a variety of channels to these customers through:

●	Strategic relationships with leading industry stakeholders;
●	OEM collaborations with brand named products and services companies;
●	E-commerce – direct from company website and through online medical distributors/resellers;
●	Private national and regional health insurers/Medicaid/Medicare;
●	Medical equipment and supply distributors;
●	Independent and retail chain pharmacies;
●	Federal, State and Local Government Agencies – utilizing public grant funds targeted to reduce prescription drug abuse;
●	Non-Profits and Community Coalitions Targeting prescription Drug Abuse;
●	Independent Sales Reps and sales teams;
●	Licensing our technology to key industry players;
●	Pharmaceutical Companies that produce schedule 2 – 5 controlled substances;
●	Medical and Dental Distributors; and
●	Doctors.

Our key focus is to sell and distribute our products and technology through the development of business relationships with strategic partners who have a stake in our industry and have existing channels to market, or an audience for our products both in the consumer and commercial healthcare space. To this end, we recently announced the establishment of a strategic relationship with CVS, one of the largest national retail pharmacy chains, with more than 7,800 stores in North America and retail pharmacy sales exceeding $16.7 billion in 2014, specifically for our Rx DrugSAFE product. CVS is committed to providing the necessary resources, products and education for its customers to help reduce instances of addiction, abuse and accidental poisonings. We are presently working together with CVS on a pilot program to help drive sales of the Rx DrugSAFE product online at CVS.com. The program will be launched in 2 key strategic geographic markets initially, with the hopes that the results will warrant a national rollout some time in 2016.

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

We have engaged with a leading provider of products into the educational market to provide the Rx DrugSAFE product for use in schools and college campuses.

We are working on a program for a major sports league brand where our products will be incorporated into a campaign sponsored by the entity to increase awareness on the dangers of prescription drugs and the importance of securing them in the home environment.

We have established relationships with a number of online medical device suppliers including MSEC, VSR Sales and Unbeatable Sales and we have just established the new Rx DrugSAFE online through Amazon.com.

We are also working to identify and obtain private, local, state and government grant funds to purchase our products as part of an overall services and educational anti-drug campaign. We have identified several grants that could fit our community support model to help local community groups acquire Rx DrugSAFEs as part of educational and services based programs to combat drug abuse in certain communities. We will provide more information publicly as we get closer to those grant filing deadlines. In addition there has been in excess of 100 million dollars recently awarded recently by federal government agencies to specifically address the prescription drug abuse epidemic. The CDC recently granted 16 states a total of $20 million, to be used primarily to reduce the unauthorized availability of prescription opioids. Similarly, through the White House Office Of Drug Control Policy under its Drug Free Communities Program, $86 million will fund 188 new Drug-Free Communities (DFC) grants, 486 continuation grants for coalitions already in a five-year cycle, 20 new DFC Mentoring (DFC-M) grants and 3 continuation DFC-M grants. These grants provide community coalitions needed support to prevent and reduce youth substance use and our Rx DrugSAFE product provides a real solution to address this. The company is committed to establishing a plan to secure some of these funds towards the purchase of Rx DrugSAFE units to distribute into the communities where it is needed the most. With our new focus in this area, our Director, Dr. Susan Kutzner, will be heading our community-focused grant initiatives. Dr. Kutzner has over 25 years of government grant writing experience and will be instrumental in shaping this program for us.

We have already taken steps to establish major distribution channels for our products and have begun to re-establish our relationships with McKesson and Cardinal Health, and expect to also distribute our products through Amerisource Bergen. We plan to invest in the participation of their various marketing programs to provide exposure for our products within their channels of distribution, which are the national pharmacy chains as well as the many independently owned or franchised neighborhood pharmacies. We have also revamped and have started to implement new sales initiatives in both the consumer and professional healthcare markets, but just like any new application of technology, establishing a footprint in these markets takes time and money, so we are busy securing the resources to do so. We are actively interviewing individuals to lead our sales efforts in all three industry categories, consumer, professional healthcare and government, and we will announce the appointment of these key personnel once secured. The company hopes to see initial results of these programs as early as the 1st quarter 2016.

Our ultimate goal for our consumer-focused products is to make them widely attainable to the public through medical reimbursement. To this end, we are continuing to pursue FDA registration, set aside funds to pay the necessary product and facility registration and have also begun the process of navigating CMS and private health insurance companies to recognize the Rx DrugSAFE product as a medical equipment and offer reimbursement of the majority of the purchase price through their plans so that their members will only have to pay a small co-payment to purchase the product.

Within the professional healthcare market, we are building a strong foundation of technology and IP for our medical device products and then plan to use this to leverage existing relationships enjoyed by major medical device manufacturers, where our products and technology offers a real value proposition. This approach reduces the overall cost and time to market and provides credibility through the establishment of relationships with trusted brands in each respective market for our products.

To this end, we have recently engaged in discussions with two major medical device manufacturers regarding the use of our fingerprint secured personal dosing device, MyDOSE, in conjunction with their products throughout their extensive distribution channels and will continue to seek out and establish these strategic relationships to move our medical device products into commercialization as well as offer our fingerprint technology interface to OEMs to improve their existing medical devices.

We have been in contact with the FDA regarding 510K pre-market certification on the Rx SafeDOSE product, the Rx SafeDOSE (PCA Pendant) and have engaged with a regulatory consultant who has over 30 years of experience bringing medical devices to market. Based on the initial feedback received from the FDA we plan to move forward with a De Nova application in the 4th quarter while pursuing a parallel path with leading manufacturers in the PCA Infusion Pump market. Meanwhile, we are engaged in discussions with several major pharmaceutical companies to join in the FDA application for the MyDOSE product. The FDA requires that needleless injector certification be packaged along with a particular pharmaceutical formulary, and we are specifically targeting companies who offer controlled substances such as morphine, where security and authentication is of the utmost importance, in line with our overall business model of utilizing our fingerprint technology to improve the security of products which store and dispense controlled substances.

Market Size:

The United States remains the largest medical device market in the world with a market size of around $110 billion, and it is expected to reach $133 billion by 2016.  The U.S. market value represented about 38 percent of the global medical device market in 2012. In addition, the non-medical use of prescription painkillers costs more than $72.5 billion each year in direct health care costs.

Under the Controlled Substances Act (CSA) healthcare facilities have to ensure that controlled substances are used for patient care and are not diverted for non-medical use. Theft of these items is not only very costly financially but also effects public health and safety. In the largest settlement of its kind, Massachusetts General Hospital (MGH) agreed to pay $2.3 million to resolve allegations that lax controls enabled employees to divert controlled substances for personal use.  MGH agreed to implement a comprehensive corrective action plan to prevent, identify, and address future diversions.

Healthcare facilities throughout the US are heavily investing in similar measures and we are presently the only company focusing 100% of our efforts to provide solutions in broad compliance of the CSA, which is a significantly underserved market.

Our products and technology target three distinct, multi-billion dollar markets for drug security and controls:

Drug Storage and Security Products

Our secure medication lockboxes for use in the home and healthcare Rx DrugSAFE/Pro - The healthcare asset management market is expected to reach $29.6 Billion by 2020 from $6.7 Billion in 2015. (marketsandmarkets.com research report)

Drug Delivery Systems

SafeDose - The US market for PCA pumps and accessories was estimated at $7.1 billion in 2013.

MyDose - The US Market Injectable Drug Delivery market is expected to reach $16.6 Billion by 2017.

Custom Healthcare Technology Solutions

The North American healthcare information technology market is forecast to grow at a compound annual growth rate of 7.4 percent to reach $31.3 billion by 2017.

Results of Operations for the three and nine months ended September 30, 2015 and 2014

Revenues

Our total revenue reported for the three months ended September 30, 2015 was $0, a decrease from $1,845 for the same period ended 2014. Our total revenue reported for the nine months ended September 30, 2015 was $50,563, an increase from $2,946 for the same period ended 2014.

The revenues we had for the nine months ended September 30, 2015 were predominantly from the fulfillment of our purchase order from the Oklahoma Bureau of Narcotics. We had a gross profit for the nine months ended September 30, 2015 of $25,053, or approximately 50% of revenues. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses increased to $1,441,718 for the three months ended September 30, 2015 from $74,831 for the three months ended September 30, 2014. Operating expenses increased to $3,546,267 for the nine months ended September 30, 2015 from $130,978 for the nine months ended September 30, 2014.

The main reason for the sharp increase in operating expenses was due to a compensation expense for options issued under an employment agreement with our officer and director. The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Merchant Account Fees	$244	$315	$749	$762
Advertising and Promotion	3,479	1,820	10,588	2,311
Automobile Expense	1,088	641	2,821	1,151
Bank Service Charges	122	116	605	146
Consulting	9,281	20,000	10,381	20,000
Dues and Subscriptions	0	0	450	0
Travel and Entertainment	0	0	195	0
Meals and Entertainment	501	649	2,948	2,000
Marketing Expenses	300	25,758	2,039	26,718
Computer and Internet Expenses	152	381	696	1,620
Freight and Shipping	956	0	2,024	134
Conferences and Seminars	40	0	40	0
Business Licenses	1,425	675	2,204	1,155
Printing and Stationary	417	0	417	189
Investor Relations Expense	0	0	12,000	0
Insurance Expenses	5,981	0	9,097	0
Trade Shows	0	2,292	12,583	3,301
Office Supplies	442	26	1,815	926
Office Expense	57	341	623	492
Officer’s Salary	43,750	0	131,250	0
Compensation Expense	1,321,650	0	3,205,400	0
Postage	164	312	2,195	701
Financial Reporting Services	234	0	666	0
Professional Fees	46,305	19,580	113,112	56,078
Rent Expense	1,190	1,853	5,195	5,536
Product Development	192	72	2,442	772
Samples	652	0	652	0
Telephone Expenses	1,348	0	3,576	0
Travel Expenses	1,613	0	9,369	6,985
Graphic Designs	135	0	135	0

Total Operating Expense	$1,441,718	$74,831	$3,546,267	$130,978

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $637,554 for the three months ended September 30, 2015 from $1,122 for the three months ended September 30, 2014. Other expenses increased to $1,026,707 for the nine months ended September 30, 2015 from $2,938 for the nine months ended September 30, 2014.

Our other expenses for the three and nine months ended September 30, 2015 was a result of interest expenses of $173,932 and $293,261, respectively, and the loss from derivative liabilities of $463,622 and $733,446, respectively. Our other expenses for the three and nine months ended September 30, 2014 was mostly a result of interest expenses of $1,122 and $3,038, respectively.

Net Loss

We incurred a net loss of $2,079,272 for the three months ended September 30, 2015, compared to a net loss of $74,770 for the three months ended September 30, 2014. We incurred a net loss of $4,547,921 for the nine months ended September 30, 2015, compared to a net loss of $132,067 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $13,782 and total current liabilities of $933,396. We had a working capital deficit of $919,614 as of September 30, 2015.

Operating activities used $128,198 in cash for the nine months ended September 30, 2015, as compared with $96,241 for the same period ended 2014. Our net loss of $4,547,921, offset mainly by expenses related to stock options of $3,205,400, loss from derivative liabilities of $733,446 and amortization of debt discounts on convertible debt of $278,080, was the main component of our negative operating cash flow.

Cash flows provided by financing activities during the nine months ended September 30, 2015 amounted to $123,927, as compared with $105,500 for the same period ended 2014. Proceeds from the issuance of convertible notes of $203,250, proceeds from the sale of our Series A Preferred Stock of $55,000 and proceeds from related party short term loans of $24,500, offset by repayments on related party loan advances of $108,823 and repayments on convertible notes of $50,000, were the main components of our positive financing cash flow.

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

As described above, we continue to work on expanding our product offerings, but our progress, while blistering in some areas, is held back dramatically because of our current inability to attract real capital. In order to succeed with our product roadmap, we are taking the steps identified above to attract equity investment while positioning the company to move up to the NASDAQ exchange. However, recent shorting activity has negatively affected our stock price to the detriment of our company and our shareholders. We have been forced to seek interim funding through convertible debt financing, placing additional pressures on the balance sheet and making us look financially weaker. Fortunately, through our rebranding initiative, we have begun to attract new shareholders who believe in our strategy and support the long-term vision for our company.

We recently paid off the remaining balance of $51,243 under a convertible note, which had partially converted, by securing additional convertible notes with face amounts of $60,000 and $55,250. This was done to prevent further immediate dilution, which may have negatively impacted our stock. We have also taken steps to clear the balance of all outstanding convertible debt through the provision of a less dilutive $1,000,000 equity line. We have not completed the steps necessary to secure the equity line, which requires a registration statement with the SEC and is dependent on sustainable volume and market price to make the investment worthwhile. As such, we may still be subject to one additional conversion before the end of the year and cannot control how this affects the market. However, we hope but cannot guarantee, that the steps we are taking will limit the pressure on the stock and will serve to increase shareholder equity.

We have been busy strategizing and outlining a plan to meet the requirements for listing on a national exchange such as the NASDAQ. We believe that the NASDAQ will offer a more friendly, professional, stable and welcoming market for us. While we currently do not meet the listing requirements for the NASDAQ exchange, we are now positioning our company to start the process of meeting those requirements. As part of that process, we have approved a 200 for 1 reverse split of our common stock. The market effective date for this transaction was November 12, 2015, where we went from approximately 270,000,000 shares issued and outstanding to about 1,350,000 shares outstanding, with about 250,000 shares in the public float. We believe this is necessary step and in the best long-term interest of all of our shareholders,

We hope the split will make us more attractive to institutional lenders whose investment strategies include working with companies to secure listing on the NASDAQ. Our Board has already begun developing and articulating a new business plan to attract seasoned investment bankers to assist us in raising equity capital as well as up-listing. This process will take time and is not guaranteed, but we believe with hard work and the right partners, it is extremely achievable. We have already begun speaking with several investment banking firms with a focus in healthcare and the medical device space. These firms care more about the fundamentals of our business and understand the long-term value of our company, our technology and our products as they apply to an enormous underserved market suffering huge economic and social losses attributable to drug theft and diversion. While we have not yet entered into any agreements, we expect to announce a new investment banking relationship shortly.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the three and nine months ending September 30, 2015 and year ended December 31, 2014. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2015, we entered into a consulting agreement with Pentony Enterprises LLC to provide social media services. As compensation, the consultant will receive $18,000 payable in shares of our common stock as well as monthly cash compensation of $600.

On October 21, 2015, we issued 5,000 shares of our common stock to a consultant.

On October 6, 2015, we issued 1,250 shares of common shares to Auctus Private Equity Fund, LLC in connection a Securities Purchase Agreement.

On October 1, 2015, EMA Financial converted $20,000 of the principal on its convertible promissory note into a total of 55,928 shares of our common stock.

On September 23, 2015, we issued 2,000 of our newly created Series B Convertible Preferred Stock at $0.001 per share.

On September 22, 2015, our Director, William Koch, converted 10,000 shares of his Series A Convertible Stock into 5,000 shares of our common stock.

On September 21, 2015, Lorraine Yarde converted $87,500 in unpaid and accrued compensation into 265,152 shares of the Company's common stock.

On September 21, 2015, Axius Consulting Group sold a total of $129,000 of its aged payables to certain existing shareholders who then converted 100% of this debt into 402,747 shares of the Company’s common stock.

On September 21, 2015, we issued 3,750 shares of our common stock to a consultant.

On September 20, 2015 through September 22, 2015, we issued 6,000 shares of our common stock in conversion of 1,200 shares of Series A Convertible Preferred Stock.

We previously granted stock options to purchase 5,000 shares of common stock under the Director Compensation Plan effective January 1, 2015 to four directors with each having options to purchase 1,250 shares. On September 18, 2015, we increased the amount of shares of common stock under the options from 5,000 to 50,000 shares, or 12,500 to each of the four directors. We also granted an option to purchase 12,500 to Mark Basile, our new director, under the Director Compensation Plan.

In August 2015, we entered into a consulting agreement with our Director, Faruk Okcetin, and issued him 5,000 shares of our common stock under the agreement.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Consulting Agreement with Frank Okcetin, dated August 2015

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX Safes, Inc.

Date:	November 16, 2015

By:	/s/ Lorraine Yarde
Lorraine Yarde
Title:	President, Chief Executive Officer, and Director

