Form 10-K
period 2015-12-31
RX Safes, Inc.
filed 2016-03-28
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-55373

RX Safes, Inc.
(Exact name of registrant as specified in its charter)
Nevada	27-2928918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170 Green Valley Parkway, Suite 300 Henderson, NV	89012
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 702-800-4620

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,633,243 common shares as of March 15, 2016

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	46

PART I

Item 1. Business

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

The founders saw an opportunity to apply their knowledge with the commercialization of this technology to provide solutions for healthcare applications with an initial focus on drug security. With expertise in fingerprint security, the company is taking a comprehensive approach to drug security providing a variety of secure fingerprint products and solutions for both the professional and consumer healthcare markets and we are positioning our company as a viable provider of efficient and cost effective, autonomous fingerprint medical security solutions for controlled substances. Our products and technology address the economic and social impacts of drug diversion, unauthorized access to medications, prescription drug abuse and poor medication adherence.

The National Institute on Drug Abuse estimates that the total overall cost of substance abuse in the United States, including lost productivity and health and crime-related costs, exceeds $600 billion every year. Not only is the human cost unimaginably tragic, the ripple effect of the prescription drug abuse epidemic reaches far and wide:

▪	More than 100 deaths each day in the US as a result of prescription drug misuse.
▪	Healthcare facilities lose billions each year from theft.
▪	Insurance costs for treatments are skyrocketing.
▪	Pharmaceutical companies are under increased regulatory pressure to offset the negative impacts of prescription drugs.

Industry studies indicate that the problem is growing. By way of example:

▪	ER visits associated with pharmaceutical misuse or abuse increased 114% between 2004 and 2011(CDC).
▪	71,224 ER visits for medication overdoses annually involving children, representing 68.9% of visits for unintentional pediatric poisonings (CDC).

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

We apply our proprietary autonomous fingerprint technology in a number of ways:

▪	we offer our proprietary fingerprint interface as a solution for customers to license and integrate into their own products;
▪	we jointly develop products with OEM partners to deliver enhanced security, accountability and convenience to their existing product offerings;
▪	we use our technology to develop our own fingerprint based medical devices and equipment; and
▪	we offer customized end-user add-on solutions for healthcare facilities.

By introducing tighter controls and providing audit tracking and reporting capabilities in the securing of controlled substances, we hope to assist healthcare to improve the levels of accountability, lessen the risk of diversion and reduce the overall costs associated with drug theft, patient liability and loss of productivity.

To support the refocusing of our business in the professional healthcare marketplace and our market strategy, we launched a new, dynamic rebranded website introducing our customers, partners and shareholders to our new corporate logo and illustrating the products and technology we have under development to support this new market focus. Our website is located at www.rxdrugsafe.com. Our website is not part of this Annual Report.

Products and Technology

Our product roadmap incorporates comprehensive solutions to address all aspects of drug security including:

▪	Secure medication storage products for use in home, in healthcare facilities and out in the field;
▪	Secure data, medication management and monitoring products;
▪	Secure drug delivery products;
▪	Drug drop-boxes to dispose unused medication;
▪	Integration of our products and technology via various communication protocols into enterprise Healthcare Information Systems (HIS); and
▪	Rx Safes Fingerprint technology interface – to be licensed or integrated in to OEM products through co-development.

Our flagship product, the Rx DrugSAFE Fingerprint Medication Lockbox, is an example of the integration of our patent protected fingerprint technology into one of our own product offerings. The Rx DrugSAFE demonstrates how our fingerprint technology makes a product smarter and more secure to prevent accidental poisonings, drug theft and diversion within the home. We have recently taken steps to enhance our fingerprint interface and our current Rx DrugSAFE units offer a new, additional layer of security, by introducing an administrative function. This allows a homeowner, or a healthcare manager, to manage the enrollment of additional users who should have either permanent or temporary access to the safe’s contents.

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

Over the course of the next 12 months, we intend to incorporate the following additional technology and functionality into our patented biometric interface:

▪	The introduction of new touch and swipe sensor options to suit the needs of a variety of consumers and commercial healthcare products and applications;
▪	Bluetooth technology offering interoperability with multiple healthcare related applications on smart devices;
▪	WIFI capability with cloud based integration, providing two-way communication between our technology/products and remote applications;
▪	Improved audible feedback;
▪	Medication adherence features;
▪	Expanded administration to support commercial healthcare compliance; and
▪	GPS tracking capabilities to provide location-based information on portable healthcare security products using our technology interface.

As we continue to enhance our fingerprint technology interface with additional features, we expect that same interface will eventually be incorporated into all of our current and future product offerings.

We have additional products at various stages of design and testing. We have been testing a larger version of the Rx DrugSAFE, the Rx DrugSAFE Pro, which is designed to serve both the consumer and professional healthcare markets. The RxDrugSAFE PRO has been designed to accommodate a greater number of prescription pill bottles of various sizes to support the needs of a variety of healthcare environments including assisted living facilities, nursing homes and emergency service vehicles. The Rx DrugSAFE IC is designed to be securely mounted inside of an existing medicine cabinet and we have 3D drawings of our original concept for this product. The RxDrugSAFE Mini is designed for daily use while at work or play, can fit easily into a pocketbook or jacket pocket, and comes with a 4 x daily pill tray system that allows medications to be pre-loaded each week. We have a proof of concept of this product and plan to move into the design and development phase, provided we raise adequate capital.

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

The company acquired patent number 7,806,852 – which covers the method and apparatus for patient-controlled medical therapeutics utilizing biometrics in a patient controlled administration of pain medications, with a priority date in April 2006. This patent strengthens the company’s overall intellectual property portfolio and offers device specific protection for the Rx SafeDOSE product. The patent also includes claims that cover additional control features on the pendant, which will provide greater levels of safety for patients and allow Rx Safes the ability to lead the market for the secure patient administration of medications. The company believes that the strength of the IP protection surrounding this product, along with the fact that we are capable of production, the company will be able to leverage these aspects to establish relationships encompassing the development, regulatory approval and distribution of SafeDOSE with the leading OEM manufacturers in the PCA Infusion pump market.

The company is now offering a professional grade fingerprint padlock, the Rx FieldLOCK. The Rx FieldLOCK is a heavy duty steel forged fingerprint padlock that stores up to 64 unique users, 5 of which can be registered as administrators. Rx FieldLOCK also offers access via pin code to an additional 32 users as a back-up feature. Unlike traditional padlocks, there is no key required to unlock Rx FieldLOCK making access more secure, convenient and expeditious under high stress situations. Rx FieldLOCK has been primarily designed for use by EMS personnel, law enforcement, ambulance crews and fire departments to securely lock up a variety of cases used to transport medications and equipment in the field. We are taking steps to partner with GSA suppliers to have the Rx FieldLOCK included on the appropriate Federal Governments GSA schedule to facilitate streamlined purchase of the product by Government Agencies. The Rx FieldLOCK product can appeal to other large global industries and we plan to establish relationships with distribution partners who can help offer this product to other markets.

The company is working on a number professional fingerprint storage solutions designed to provide a secure and convenient method to lock up prescription medications and other controlled substances for use by EMS workers, law enforcement, fire departments, ambulance companies and mobile health care workers while administering care in the field. These products consist of custom durable cases made by Pelican cases and will incorporate a customized fingerprint interface developed by Rx Safes to control access and to include audit tracking, scheduling and reporting capabilities. These products include:

Rx DrugSAFE EMS – a customizable field EMS case with individual compartments to hold a variety of drugs, controlled substances and other field medical equipment and supplies.

Rx DrugSAFE MMS – customizable field mobile medical station with compartments for integrated medical monitoring equipment including vital signs monitoring, mobile printing, portable patient data tablet, and other necessary field medical equipment.

Rx DrugSAFE COOL – refrigerated, customizable bio-medical field transportation case for carrying blood, organs, and other bio-medical samples and/or drugs requiring refrigeration.

The company has also recently launched a new product, the Rx SafeEHR, which is a HIPAA compliant, fingerprint-secured portable storage device that allows healthcare providers the ability to securely store and exchange patient health records with other medical professionals at the authority of the patient.

Our product development plan over the next 24 months includes a variety of new products incorporating our proprietary fingerprint interface including:

▪	Fingerprint OEM module which can be integrated into existing legacy products to improve levels of security;
▪	Fingerprint Tele-Medicine solution;
▪	Biometric physical and electronic health records; and
▪	Custom fingerprint technology solutions.

Intellectual Property

The company is establishing a recognizable brand behind the Rx DrugSAFE product name in the market. To protect the Rx DrugSAFE brand name and mark, the company filed an application with the US Patent and Trademark Office for the Rx DrugSAFE mark, as a standard character mark. This mark was published on March 1, 2011 and registered on May 17, 2011. The serial number for the trademark is 85141627. We established “first use” of the mark in May 2010 and due to aggressive sales and business development efforts were able to justify a claim to the mark based on first use and customer familiarity with the name as it relates to our product and market.

The company has secured an exclusive license to use patent number 6,766,040 that covers the system and method for capturing, enrolling and verifying a fingerprint and covers the technology used in the Rx DrugSAFE products. The patent license is exclusive to Rx Safes, Inc. as it relates to any embedded, battery operated product sold into the healthcare industry, or for related consumer or commercial healthcare applications such as narcotic and prescription pill and gun safes. The patent covers various aspects of the technology used in our products including independent claims on the size of the fingerprint template, the peak power consumption used to process and match a fingerprint image, as well as the fact that it is powered using one or more batteries. The company expects to file an improvement patent in 2016, that will broaden the scope of the patent as it is applied to mobile, battery operated devices.

In addition, the company acquired patent number 7,806,852 – that covers the method and apparatus for patient-controlled medical therapeutics utilizing biometrics in a patient controlled administration of pain medications, with a priority date in April 2006. This patent strengthens the company’s overall intellectual property portfolio and offers device specific protection for the Rx SafeDOSE product.

We believe that any practical application used for a similar purpose within our market will likely infringe upon these patents.

We also plan to file new utility/design patent and trademark applications where applicable to further protect our products and business.

We believe our patent protection provides the company with a competitive advantage and a barrier to entry for our competitors within the consumer and commercial healthcare marketplaces, which are the primary target markets for our fingerprint technology and products. We have already successfully defended our patent rights and prevented competitors from entering these markets with other embedded fingerprint-based products, We have also converted our intellectual property into our first revenue generating license agreement with a third party and we will continue to aggressively protect our intellectual property rights as we build our patent portfolio.

Sales and Distribution

We are in the early stages of establishing a market for our current and future products and we recognize the importance of having a strong sales and marketing plan. Our target customers for our products and technology include:

▪	OEMs – Manufacturers of Medical Devices, Narcotics Safes etc.;
▪	Hospitals and Health Systems;
▪	Group Homes, Nursing Facilities and Hospice;
▪	Colleges Campuses;
▪	Home Health Care Providers; and
▪	Consumers with Children or Elderly Parents.

We are establishing a variety of channels to these customers through:

▪	Strategic relationships with leading industry stakeholders;
▪	OEM collaborations with brand named products and services companies;
▪	E-commerce – direct from company website and through online medical distributors/resellers;
▪	Private national and regional health insurers/Medicaid/Medicare;
▪	Medical equipment and supply distributors;
▪	Independent and retail chain pharmacies;
▪	Federal, State and Local Government Agencies – utilizing public grant funds targeted to reduce prescription drug abuse;
▪	Non-Profits and Community Coalitions Targeting prescription Drug Abuse;
▪	Independent Sales Reps and sales teams;
▪	Licensing our technology to key industry players;
▪	Pharmaceutical Companies that produce schedule 2 – 5 controlled substances;
▪	Medical and Dental Distributors; and
▪	Doctors.

Our key focus is to sell and distribute our products and technology through the development of business relationships with strategic partners who have a stake in our industry and have existing channels to market, or an audience for our products both in the consumer and commercial healthcare space. To this end, we recently announced the establishment of a strategic relationship with CVS, one of the largest national retail pharmacy chains, with more than 7,800 stores in North America and retail pharmacy sales exceeding $16.7 billion in 2014, specifically for our Rx DrugSAFE product. CVS is committed to providing the necessary resources, products and education for its customers to help reduce instances of addiction, abuse and accidental poisonings. We are presently working together with CVS on a pilot program to help drive sales of the Rx DrugSAFE product online at CVS.com. The program has been launched in 2 key strategic geographic markets initially, with the hopes that the results will warrant a national rollout some time in 2016. We have also begun approaching other leading retail pharmacy chains to introduce the Rx DrugSAFE through their bricks and mortar and online distribution channels.

We recently entered into a non-exclusive license agreement with a padlock company to use our fingerprint technology in the development of fingerprint padlock products, to be branded under a different name. We are hopeful that our collaboration will result in a brand name for these products and a stream of revenue from a partner that wants to use our technology in applications separate and apart from our own designs.

We are also presently in discussions with a major academic establishment with a view to collaborating on research and development efforts to incorporate Rx Safes’ intellectual property with intellectual property developed by the establishment. This collaboration may include the co-development of a new product offering incorporating our patented fingerprint interface into a product concept developed by the facilities mechanical engineering group, which we expect will be commercialized by Rx Safes.

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

We are also working to identify and obtain private, local, state and government grant funds to purchase our products as part of an overall services and educational anti-drug campaign. We have had a successful test of this program with the Oklahoma Bureau of Narcotics that purchased 500 Rx DrugSAFES as part of a local state funded initiative to protect members of its elderly population from drug theft in their homes and in assisted living facilities. We have identified several new grants that could fit our community support model to help local community groups acquire Rx DrugSAFE’s as part of educational and services based programs to combat drug abuse in certain communities. We will provide more information publicly as we get closer to those grant filing deadlines. In addition, there has been in excess of 100 million dollars recently awarded recently by federal government agencies to specifically address the prescription drug abuse epidemic. The CDC recently granted 16 states a total of $20 million, to be used primarily to reduce the unauthorized availability of prescription opioids. Similarly, through the White House Office of Drug Control Policy under its Drug Free Communities Program, $86 million will fund 188 new Drug-Free Communities (DFC) grants, 486 continuation grants for coalitions already in a five-year cycle, 20 new DFC Mentoring (DFC-M) grants and 3 continuation DFC-M grants. These grants provide community coalitions needed support to prevent and reduce youth substance use and our Rx DrugSAFE product provides a real solution to address this. The company is committed to establishing a plan to secure some of these funds towards the purchase of Rx DrugSAFE units to distribute into the communities where it is needed the most.

We have taken steps to establish major distribution channels for our products and have begun to re-activate our relationships with McKesson and Cardinal Health, and expect to also establish distribution through Amerisource Bergen in the future. We plan to invest in the participation of their various marketing programs to provide exposure for our products within their channels of distribution, which are the national pharmacy chains as well as the many independently owned or franchised neighborhood pharmacies.

We have revamped and are implementing new sales initiatives in both the consumer and professional healthcare markets, but establishing a footprint in these markets takes time and money. To support our sales efforts, we have recently expanded our executive team with the addition of two individuals with extensive sales and marketing expertise. These individuals include: William V. Koch as Chief Sales and Marketing Officer and Faruk Okcetin as Vice President of Professional Sales. Mr. Koch and Mr. Okcetin have been hired to assist the company with its sales efforts into the consumer, professional healthcare and government markets. In addition, the company has hired the services of co-founder, Mark Basile, in the capacity of Chief Strategy Officer. Mr. Basile will help formulate new sales programs and initiatives to help drive sales. The company hopes to see initial results from the addition of these resources and implementation of new programs as early as the 2nd quarter 2016.

Our ultimate goal for our consumer-focused products is to make them widely attainable to the public through medical reimbursement by transforming these products from secure storage to secure adherence products. To this end, we are pursuing FDA registration, setting aside funds to pay the necessary product and facility registrations and have begun the process of navigating CMS and private health insurance companies to recognize the Rx DrugSAFE product as a medical equipment and offer reimbursement of the majority of the purchase price through their plans so that their members will only have to pay a small co-payment to purchase the product.

We are building a strong foundation of technology and IP in the professional healthcare market for our medical device products and plan to leverage existing relationships enjoyed by major medical device manufacturers, where our products and technology can offer a real value proposition by introducing new innovation into legacy OEM products. This approach is expected to reduce the overall cost and time to market and establishes credibility through the establishment of relationships with trusted brands in each respective market for our products.

We have entered into co-development, marketing and exclusive distribution agreements with Mika Medical covering the exclusive distribution of their needle free injections system into the North American market as well as for the integration of our fingerprint secured interface, with Mika’s product to create a new product which will be the world’s first fingerprint secured, needle free injector. The products are expected to be sold under the Rx Safes brand name, Rx MyDOSE. We plan to test the products, and promote, market and sell same in North America with plans to expand distribution globally. Any product that we improve with our technology shall be solely owned by Rx Safes and our agreements call for Mika to manufacture these products in Korea under contract based upon industry and corporate standards established by the company and any and all FDA standards including ISO 13485.

The company is engaged in discussions with several major pharmaceutical companies to package an FDA application for the MyDOSE product. The FDA requires that needle free injectors be packaged with a particular pharmaceutical formulary for certification, and we are initially targeting companies who offer liquid controlled substances such as morphine, where security and authentication is of the utmost importance, in line with our overall business model of utilizing our fingerprint technology to improve the security of products which store and dispense controlled substances. We will also plan on expanding these discussions to include pharmaceutical companies offering more widely used injectable medications, for example those used by diabetes patients.

After receiving initial determination from the FDA that our Rx SafeDOSE product would require a “de-novo” application for 510K certification, the company determined that the best path to market would be to partner with OEMs (original equipment manufacturers), offering the SafeDOSE as a much needed improvement to their current patient controlled switches, which currently offer unsecure patient administration of IV pain medication via infusion pumps. We believe this model will significantly reduce the cost and time to market for the Rx SafeDOSE taking advantage of the OEM’s established distribution channels, brand recognition and their ability to expedite the FDA approval process for SafeDOSE as an improved accessory to their predicate devices. To date, we have not located any OEMs in such a partnership, but we have started the search and hope to have news in subsequent filings.

Market Size

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

Manufacturing/R&D

With the company’s new focus on the professional healthcare market, the protection of our intellectual property and identifying an engineering and manufacturing partner who meets the necessary ISO 13485 standards was paramount. To this end, we have established a relationship with a new engineering and manufacturing partner, who has been assisting the company in the development of some of its medical device products and will further assist in new product development in 2016. They are under non-disclosure and non-compete agreements with the company and maintain the integrity of our IP by selectively providing hardware files to pre-qualified electronics and plastic injections factories. Our proprietary software and full assembly files are maintained by our partner, who will handle all final assembly, programming and testing of our devices. We also have an established contract manufacturer/sourcing relationship with an agent located in Shenzen, China, a group that we have been working with for over 4 years. This contract manufacturer acts as our representative in China and sources materials, components and contracts with a specialist electronics manufacturer for the production of the fingerprint module that is used in some of our products. This company then manufactures the body of the products and assembles the mechanical and electronic components, delivering us a finished, packaged product. This contract manufacturer also offers custom design and development services and was also responsible for the re-design of the mechanical locking mechanism and other hardware features of our current Rx DrugSAFE product.

The fingerprint sensor that is used in our current fingerprint module contains intellectual property that is not specifically owned by Rx Safes, Inc, and is merely a component that we can swap out for other sensor chips if necessary. Each sensor chip comes with an individual license to use the intellectual property from the manufacturer and this license cost is factored into the cost of the sensor. The design of the overall fingerprint module that is produced for us incorporates the fingerprint sensor as a part of the design and it is the overall design of the electronic module and its functionality that is covered by the claims in our patent.

Government Regulation and Legislative Developments

Food and Drug Administration Registration

The manufacture and sale of medical devices and other medical products are subject to extensive regulation by the Food and Drug Administration (FDA) pursuant to the FFDCA, and by other federal, state and foreign authorities. Under the FFDCA, medical devices must receive FDA clearance before they can be marketed commercially in the U.S. Some medical products must undergo rigorous pre-clinical and clinical testing and an extensive FDA approval process before they can be marketed. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and FDA clearance may never be obtained. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each product submitted. Similar delays also may be encountered in other countries. Following the enactment of the Medical Device Amendments to the FFDCA in May 1976, the FDA classified medical devices in commercial distribution into one of three classes. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to the FDA’s Quality Instrument Regulation (“QSR”), also referred to as “Good Manufacturing Practices” (“GMP”) regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness reasonably can be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

If a manufacturer or distributor can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) Pre-market Notification. The 510(k) Pre-market Notification and the claim of substantial equivalence may have to be supported by various types of data and materials, including test results indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Following submission of the 510(k) Pre-market Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) Pre-market Notification. At this time, the FDA typically responds to the submission of a 510(k) Pre-market Notification within 180 days. The FDA response may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the U.S. However, the FDA may determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of products and could have a material adverse effect on us. If a device that has obtained 510(k) Pre-market Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, separate 510(k) Pre-market Notification clearance must be obtained before the modified device can be marketed in the U.S. If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor will have to seek pre-market approval of the proposed device, a more difficult procedure requiring extensive data, including pre-clinical and human clinical trial data, as well as extensive literature to prove the safety and efficacy of the device.

There can be no assurance that any of the other products under development will obtain the required regulatory clearance in a timely manner, or at all. If regulatory clearance of a product is granted, such clearance may entail limitations on the indicated uses for which the product may be marketed. In addition, modifications may be made to the products to incorporate and enhance their functionality and performance based upon new data and design review. There can be no assurance that the FDA will not request additional information relating to product improvements; that any such improvements would not require further regulatory review, thereby delaying the testing, approval and commercialization of product improvements; or, that ultimately any such improvements will receive FDA clearance.

Compliance with applicable regulatory requirements is subject to continual review and will be monitored through periodic inspections by the FDA. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution and could have a material adverse effect on us.

For our newest products the Rx SafeDOSE and the Rx MyDOSE, we have determined that the best path to FDA approval is via partnership with OEMs and pharmaceutical companies, respectively. We believe this will eliminate a significant amount of time and cost associated with pursuing FDA approval. Working with OEM partners for the Rx SafeDOSE universal fingerprint switch for infusion pumps, the OEM should be able to point to the product as an improvement to an existing switch attached to one of their pre-approved “predicate” infusion pump systems, within which the switch is considered an accessory to the system. We believe this is a much simpler and expeditious process than pursuing an application for a new device/system.

Similarly for the Rx MyDOSE product, the company plans to couple the device with a pharmaceutical formulary, which has been required to date by the FDA. To date, the FDA has only approved one disposable needle free injector for use in conjunction with an influenza vaccine but has indicated that they will continue to require such devices to be submitted for a specific purpose. With the implementation of our fingerprint security on the MyDOSE product, we intend to provide pharmaceutical manufacturers of liquid opioids and other controlled substances, with a secure delivery mechanism for their medications. The FDA has been pressuring pharmaceutical manufacturers of controlled substances to come up with tighter controls to prevent unauthorized access to the medications and MyDOSE provides such a solution. In partnering with a major pharmaceutical company with extensive experience in navigating the FDA process, and with a formulary that has successfully completed its clinical trials, we believe the My DOSE product will potentially help the final approval of the formulary and we will benefit from the pharmaceutical company’s expertise and existing relationships with the FDA process.

In 2011, we began the process of establishing our business as a “device establishment” to be entered into the FDA Registration and Device Listing Database. We were assigned an Owner Operator Number 10036866, a Listing Number D124488 and requested a new Product Code for our products so that they could be recognized as medical devices. Due to the lack of capital at the time, we did not complete the registration process, which incidentally has to be renewed on an annual basis. With our newly designed products, it is our intention to once again pursue device registration in order to move to the next step of making some of our products accessible and reimbursable through Medicaid, Medicare and other insurance providers. For the company’s consumer products such as the Rx DrugSAFE, the company intends to incorporate IOT technologies into our core design, allowing our products to transmit and receive data to and from a medication adherence application residing on a smart device or tablet. In making our products smart medication adherence devices, they would more easily qualify for reimbursement through Medicaid, Medicare and private insurance providers and have the majority of the acquisition costs covered by the providers with the patient only needing to pay a nominal co-payment.

Competitive Position of Rx Safes, Inc.

The following narrative generally describes our competitors in the market for professional grade safes and drug delivery devices, which protect the storage, transportation and dispensing of medications and other controlled substances/items from those who may abuse such products.

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

Drug Delivery Devices

There are a number of current manufacturers of drug delivery devices who will either become direct competitors of or possible customers for our products and technology. Companies such as Hospira, Baxter, Smiths Medical, Abbott and Carefusion are the leading manufacturers of infusion pumps, which utilize push button, mechanical pendants as an accessory to the infusion pumps. These pendants allow the uncontrolled dispensing of additional doses of pain medications by pushing the button on the pendant. There is no security on the existing pendants and any person, other than the intended patient is able to push the button, putting the patient at risk of overdose, which can cause injury and even death. These current products have an average suggested selling price of $399. We believe our product designed to replace the pendant, the Rx SafeDOSE, is more secure, can provide extra protection and safety for the patients and can in turn reduce hospital liability. At a suggested selling price of $499, it is our opinion that the extra features offered in our product, coupled with the obvious value to the patients and healthcare facilities will easily substantiate the extra $100 we are charging, compared to the predicate device.

Similarly, in the area of needle free injection, there are a number of companies who manufacture devices, many of which are single use injectors, and most of which do not yet have FDA approval. The FDA has required such needle free injections systems be coupled with a pharmaceutical formulary for approval purposes. Companies such as Biojet Medical Technologies, Zogenix, National Medical Products, Penjet and Pharmajet make single-use, disposable needle free injections systems. None of these products address the administration of any type of controlled substances nor do they offer any level of protection in the case of patient administration, to ensure that the medication will in fact be administered by the properly prescribed patient. The benefit our collaboration with Mika Medical offers through our MyDOSE product is the ability to provide patients and caregivers with a re-usable, refillable needle free injection system. With the added benefits and control introduced by incorporating our fingerprint interface onto the MyDOSE product, this offers unparalleled protection for the patient allowing only authorized care providers or the patient themselves to administer the medication contained in the MyDOSE device. We feel these two important features will help position MyDOSE as a product of choice for pharmaceutical companies to offer to their patients with a variety of controlled substances as well as multi-use medication for patients with chronic conditions, such as diabetes.

Employees

We presently employ Lorraine Yarde full-time as our CEO and Director. In addition, effective February 1, 2016, the Company expanded its executive team with the addition of three individuals: William V. Koch as Chief Sales and Marketing Officer; Faruk Okcetin as Vice President of Professional Sales; and Mark Basile as Chief Strategy Officer.

We also have a number of consultants that we use, from time to time, some under agreements, to assist in the operations of our company. These persons are responsible for website design, engineering, manufacturing, investor relations, and other functions.

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

Our auditors, in their opinion dated March 24, 2016  have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $2,500,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

We are dependent on outside financing for continuation of our operations.

Because we have generated only a small amount of revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing in 2015 was from the issuance of convertible promissory notes. These notes contain extremely egregious penalties in the event of default, discounted conversion features and other terms that are not beneficial to a smaller company like ours. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment. The company is currently seeking a total of $25,000,000 in 3 tranches. The first $5,000,000 is needed initially to cover continuing product development, to secure necessary human capital and inventory and to commercialize our current market ready products. An additional $5,000,000 would be needed approximately 12 months thereafter, to expand further commercialization of the company’s products and a final $15,000,000 approximately 12 months thereafter for accelerated growth and in connection with a listing to a national exchange.

We may depend on partnership arrangements or strategic alliances for the commercialization of some of our products in development, in particular those incorporating our drug delivery platforms.

The commercialization of some of our drug delivery platforms-based products in development, such as MyDOSE and SafeDOSE, will require resources and expertise that we currently do not have. Therefore, we will need to seek partners, and/or enter into strategic alliances, licenses or other arrangements with leading pharmaceutical and biotechnology companies to successfully commercialize these products. Developing relationships with these parties may take a long time to finalize, and the current economic environment may extend that period even further. We have approached several companies that we believe are suitable business partners, but we have finalized nothing nor can we assure you that we will establish a working relationship on terms favorable to us or at all.

Such arrangements will subject us to a number of risks, including the following:

▪	we may not be able to control several factors in the commercialization of some of our products, including the amount, timing and quality of resources that our partners may devote to these products;
▪	our partners may experience financial, regulatory or operational difficulties, which may impair their ability to commercialize these drug products;
▪	as a requirement of any partnership arrangement, we may be required to relinquish important rights with respect to these drug products, such as marketing and distribution rights;
▪	legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our partners and may lead to lengthy and expensive litigation or arbitration;
▪	significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to satisfactorily complete its commercialization or other obligations under any such arrangement; and,
▪	a partner could terminate the partnership arrangement, which could negatively impact the continued commercialization of these drug products.

Because some of our products are subject to extensive government regulation, we must comply with these regulations or our business could suffer.

Our drug delivery products are subject to extensive government regulation in the U.S. As stated above, we plan to work with a strategic partner to help guide us through the regulatory process needed for our products. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission or that a new 510(k) notification is not required for such products.

Future changes to manufacturing procedures could require that we file a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA pre-market approval (“PMA”) or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process.

FDA regulatory processes are time-consuming and expensive. Product applications submitted by us may not be cleared or approved by the FDA. In addition, we must manufacture our products in compliance with Good Manufacturing Practices, as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions and civil or criminal penalties. If we have to recall of our product in the field, it could negatively affect our results of operations, financial position and cash flows.

If our products do not gain market acceptance, we will not achieve revenues and we may go out of business.

Even if we and/or our partners obtain the necessary regulatory approval to market products, such products, technologies and product candidates may not gain market acceptance among physicians, patients, healthcare payers and medical communities. The degree of market acceptance of any product, technology or product candidate will depend on a number of factors, including:

▪	the scope of regulatory approvals, including limitations or warnings in a product’s regulatory-approved labeling;
▪	demonstration of the clinical safety and efficacy of the product or technology;
▪	the absence of evidence of undesirable side effects of the product or technology that delay or extend trials;
▪	the lack of regulatory delays or other regulatory actions;
▪	its cost-effectiveness;
▪	its potential advantage over alternative treatment methods;
▪	the availability of third-party reimbursement; and
▪	the marketing and distribution support it receives.

If any of our products or drug delivery platforms fail to achieve market acceptance, our ability to generate revenue will be limited, which would have a material adverse effect on our business. In addition, even if we gain regulatory approval and market acceptance, further delays due to, for example, the FDA not removing unapproved products from the market in a timely manner, may affect our ability to generate revenue quickly after market acceptance.

Our business will not grow unless the market for prescription and OTC drug safety products expands both domestically and internationally.

Aside from our drug delivery products, our revenues are expected to be derived from the sale of fingerprint activated drug safety products, predominantly into the consumer market. Drug safety products have not gained widespread commercial acceptance by consumers. We cannot accurately predict the future growth rate, if any, or the ultimate size of the drug safety market. The expansion of the market for our products depends on a number of factors including without limitation:

▪	national or international events which may affect the need for or interest in drug safety products;
▪	the cost, performance and reliability of our products and those of our competitors;
▪	customers’ perception of the perceived benefit by drug safety products and their satisfaction with the performance and reliablity our products;
▪	public perceptions regarding the confidentiality of private information;
▪	proposed or enacted legislation related to the safe storage of prescription and OTC medication; and
▪	marketing efforts and publicity regarding these products

If we are unable to compete in the drug safety or drug delivery field, our business will fail.

A significant number of established and startup companies are marketing or developing drug safety products and drug delivery products that compete with our current offerings.

The drug safety and medical equipment market is highly competitive and competition is likely to intensify. If we cannot compete, our business will fail. We believe that additional significant long-term competitors will continue to enter the market. Companies competing with us may introduce products that are targeted at our target markets and competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. This competitive disadvantage we face could mean less market share for our company.

Because we do not have exclusive agreements with the third party manufacturers that will manufacture our products, we may be unable to effectively manufacture and distribute our products or distribute them at all, which would adversely affect our reputation and materially reduce our revenues.

We do not own or operate any manufacturing facilities. However, there are a number of manufacturers that are capable of manufacturing the types of products we have sold and yet plan to sell. Out of convenience and because of our good working relationship, we currently only have one manufacturer that we use for our safe products. We have no written agreement with our manufacturer, Good Promotions, to manufacture our products. Our arrangement with our manufacturer to acquire inventory is strictly through purchase orders.

We plan to use other manufacturers for our drug delivery products. Moreover, certain of our drug delivery products require compliance with Good Manufacturing Practices. As such, we plan to pursue and establish relationships with third party manufacturers to manufacture our products and ship them directly to our customers and later to our own warehouse if we decide that is a feasible option. If we lose the services of our third party manufacturers, we may be unable to secure the services of replacement manufacturers in a manner that would not harm or disrupt our business. In addition, because we do not have written agreements with all of these manufacturers, they could refuse to supply some or all of our products, reduce the number of products that they supply or change the terms and prices under which they normally supply our products. The occurrence of any such conditions will have a materially negative effect upon our reputation and our ability to distribute our products, which will cause a material reduction in our revenues.

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

If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of our drug delivery products may exceed the price of alternative available products, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of our products. In addition, on March 23, 2010 the Patient Protection and Affordable Care Act was signed into law and, beginning in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices, which may negatively affect our business.

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

If our products cause harm, we could be subject to substantial product liability, which could cause our business to suffer.

Producers of medical devices may face substantial liability for damages if a product fails or is alleged to have caused harm. We intend to carry product liability insurance, but coverage we secure may not be adequate to cover potential claims. Our business could be adversely affected by product liability claims or by the cost of insuring against those claims.

We rely on patents and proprietary rights to protect our technology.

We rely on a combination of trade secrets, confidentiality agreements and procedures and patents to protect our proprietary technologies. We have secured an exclusive license to use patent number 6,766,040, which covers the system and method for capturing, enrolling and verifying a fingerprint and covers the technology used in the Rx DrugSAFE products. In addition, we recently announced the acquisition of patent number 7,806,852 – which covers the method and apparatus for patient-controlled medical therapeutics utilizing biometrics in a patient controlled administration of pain medications, with a priority date in April 2006. This patent strengthens the company’s overall intellectual property portfolio and offers device specific protection for the Rx SafeDOSE product.

The claims contained in any patent or our patents collectively may not provide adequate protection for our products and technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. In addition, the laws of foreign countries may not protect our proprietary rights to this technology to the same extent as the laws of the U.S.

If a dispute arises concerning our technology, we could become involved in litigation that might involve substantial cost. Litigation could divert substantial management attention away from our operations and into efforts to enforce our patents, protect our trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings, we could be subject to significant liabilities to third parties. We might also be required to seek licenses from third parties to manufacture or sell our products. Our ability to manufacture and sell our products may also be adversely affected by other unforeseen factors relating to the proceeding or its outcome.

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

Insiders will continue to have substantial control over us and our policies after this offering and will be able to influence corporate matters.

Our directors and officers, whose interests may differ from other stockholders, have the ability to exercise significant control over us. Presently, these individuals beneficially own a majority of our common stock and Series B Preferred Stock, and, assuming 100% of this offering is sold, they will continue to beneficially own a majority of these securities.  These stockholders are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.  These individuals could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officers and directors may not necessarily be in the best interests of the shareholders in general.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “RXSF” on the OTCQB operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  technological innovations or new products and services by us or our competitors;
  government regulation of our products and services;
  the establishment of partnerships with other technology companies;
  intellectual property disputes;
  additions or departures of key personnel;
  sales of our common stock
  our ability to integrate operations, technology, products and services;
  our ability to execute our business plan;
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in our financial results.

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

On February 12, 2016 the company commenced a lawsuit against Kodiak Capital, LLC, BMA Securities, Ryan Hodson and Island Stock Transfer, for a series of frauds, securities law violations, breach of contract and conversion in the United States District Court, for the Southern District of New York, seeking in excess of $5,000,000 in damages against the defendants.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “RXSF” on the OTCQB operated by OTC Markets Group, Inc.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	7.20	0.60
September 30, 2015	4.00	0.64
June 30, 2015	7.00	0.60
March 31, 2015	200.00	6.00

On March 24, 2016, the last sales price per share of our Common Stock on the OTCQB was $1.92

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

Holders of Our Common Stock

As of March 15, 2016 we had 11,633,243 shares of our Common Stock issued and outstanding, held by 106 shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 5, 2015, our board of directors and majority shareholders approved the adoption of the Rx Safes, Inc. 2015 Equity Incentive Plan (the “Plan”).

The purpose of the Plan is to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is largely dependent.

The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits.

The Plan became effective upon its approval by the majority of stockholders on January 1, 2015 and, unless earlier terminated, will continue until January 1, 2025. A total of 125,000 shares of common stock may be issued under the Plan.

On September 18, 2015, the Plan was amended (the “Amended and Restated 2015 Equity Incentive Plan”) to increase the shares of common stock reserved under the Plan from 125,000 shares of common stock to 250,000 shares of common stock. There were no other amendments made to the Plan.

On January 1, 2015, under her employment agreement, we granted our officer and director, Lorraine Yarde, an option to purchase 50,000 shares of our common stock. On September 18, 2015, the agreement was amended to reprice the exercise price on her options to $0.001 per share.

Effective February 1, 2016, we entered into employment agreements with William Koch, Mark Basile and Frank Okcetin, in connection with their appointment as executive officers. Mr. Koch was granted an option to purchase 50,000 shares of our common stock at an exercise price of $0.001 per share. Mr. Basile was also granted an option to purchase 50,000 shares of our common stock at an exercise price of $0.001 per share. Mr. Okcetin was granted an option to purchase 10,000 shares of our common stock at an exercise price of $0.001 per share.

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

On March 18, 2016, the Plan was again amended (the “Amended and Restated 2015 Equity Incentive Plan”) to increase the shares of common stock reserved under the Plan from 250,000 shares of common stock to 2,500,000 shares of common stock. There were no other amendments made to the Plan.

On March 21, 2016, we filed a registration statement under Form S-8 to register 2,387,500 shares of common stock, which represents all reserved shares under the Plan not otherwise underlying prior outstanding options.

Equity Compensation Plans as of December 31, 2015

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	112,500	$0.001	137,500
Equity compensation plans not approved by security holders	—	—	—
Total	112,500	$0.001	137,500

Recent Sales of Unregistered Securities

On March 10, 2016 Auctus Fund LLC converted $50,995.78 of the principal and interest on its convertible promissory note into a total of 97,991 shares of our common stock, subject to the terms of a leak-out agreement.

On February 12, 2016 Auctus Fund LLC converted $13,000 of the principal on its convertible promissory note into a total of 25,000 shares of our common stock, subject to the terms of a leak-out agreement.

On February 1, 2016, holders with an aggregate of 100 shares of the Series B preferred stock converted their shares into 10,000,000 shares of our common stock.

On January 19, 2016 Auctus Fund LLC converted $13,260 of the principal on its convertible promissory note into a total of 20,000 shares of our common stock, subject to the terms of a leak-out agreement.

On January 4, 2016 Kodiak Capital Group converted $11,832.10 of the principal and interest of LG Capital’s convertible promissory note into 22,754 shares of our common stock.

On January 4, 2016 we entered into a website and marketing agreement with IR3Point0 LLC. As compensation for the agreement IR3 will receive $1,000 per month as well as a total of 2,000 shares of restricted stock.

On December 30, 2015, we issued a total of 10,858 shares of our common stock to our five Directors as compensation for their services in lieu of cash payment

On December 30, 2015, we issued a total of 32,750 shares of our common stock to a total of 3 consultants.

On December 30, 2015 Kodiak Capital Group converted $10,000 of the principal of LG Capital’s convertible promissory note into 19,230 shares of our common stock.

On December 24, 2015 Kodiak Capital Group converted $5,000 of the principal of LG Capital’s convertible promissory note into 9,615 shares of our common stock.

On December 16, 2015, we issued 2,973 shares of our common stock to a consultant.

On December 10, 2015, we issued 828 shares of our common stock to a consultant.

On December 1, 2015, we issued 5,000 shares of or commons stock to a consultant.

On November 30, 2015, we issued 1,727 shares or our common stock to a consultant.

On November 11, 2015, we entered into a binding letter of intent to purchase all right, title and interest to patent number 7,806,852. As part consideration, we agreed to pay to the seller $100,000 in the form of warrants to purchase shares of our common stock.

On November 9, 2015, we entered into a consulting agreement with West Coast Capital Consultants. As compensation the consultant was issued 16,500 shares of common stock under the agreement.

On November 2, 2015, we entered into a consulting agreement with Pentony Enterprises LLC to provide social media services. As compensation, the consultant will receive $18,000 payable in shares of our common stock as well as monthly cash compensation of $600. On December 2, 2015, we issued 5,652 shares of our common stock to Pentony Enterprises, LLC, as per the compensation agreed under his November 2, 2015 agreement.

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

On September 23, 2015, we issued 2,000 of our newly created Series B Convertible Preferred Stock at $0.001 per share.

On September 20, 2015 Robert Sanderson converted 4,000 shares of his Series A Convertible Stock into 2,000 share of our common stock.

On September 22, 2015 Craig Blaesing converted 4,000 shares of his Series A Convertible Stock into 2,000 share of our common stock.

On September 22, 2015, our Director, William Koch, converted 10,000 shares of his Series A Convertible Stock into 5,000 shares of our common stock.

On September 22, 2015 Craig Blaesing converted 4,000 shares of his Series A Convertible Stock into 2,000 share of our common stock.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

Revenues

Our total revenue reported for the year ended December 31, 2015 was $51,610, an increase from $5,761 for the same period ended 2014.

The revenues we had for the year ended December 31, 2015 were predominantly from the fulfillment of our purchase order from the Oklahoma Bureau of Narcotics. We had a gross profit for the year ended December 31, 2015 of $25,699, or approximately 50% of revenues. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses increased to $4,006,827 for the year ended December 31, 2015 from $176,279 for the year ended December 31, 2014.

The main reason for the sharp increase in operating expenses was due to a compensation expense for options issued under an employment agreement with our officer and director. The detail by major category is reflected in the table below.

	Years Ended December 31
	2014	2015

Merchant Account Fees	$1,682	$1018
Advertising and Promotion	3,030	8,326
Automobile Expense	2,089	3,866
Bank Service Charges	350	1,399
Conference and Seminar	—	40
Consulting	20,000	173,175
Dues and Subscription	—	450
Financial Reporting	—	3,065
Graphic Designs	—	155
Meals and Entertainment	3,413	4,482
Marketing Expenses	27,008	9,695
Computer and Internet Expenses	1,810	1,091
Freight and Shipping	1,070	2,774
Business Licenses	1,155	2,479
Printing and Stationary	189	417
Investor Relations	—	22,000
Insurance Expenses	285	13,798
Trade Shows	1,301	12,583
Office Supplies	1,696	2,243
Office Expense	493	668
Officer Salary	—	175,000
Compensation Expense	—	3,335,533
Postage	1,029	2,419
Professional Fees	93,169	178,851
Rent Expense	7,337	7,792
Product Development	773	5,869
Samples	834	1,142
Telephone Expenses	264	4,381
Travel Expense	6,985	9,783
Application Fees	—	2,700
Website	—	1,850
Supplier Licenses	—	882
Payroll Taxes	—	2,231
Commissions	—	14,670
Utilities	317	—
Total Operating Expense	$176,279	$4,006,827

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

Other expenses increased to $1,852,763 for the year ended December 31, 2015 from $4,041 for the year ended December 31, 2014.

Our other expenses for the year ended December 31, 2015 was a result of interest expenses $490,090, and the loss from valuation and revaluation of derivative liability of $1,110,387 and loss on extinguishment of debt of $252,286. Our other expenses for the year ended December 31, 2014 was mostly a result of interest expenses of $4,141.

Net Loss

We incurred a net loss of $5,833,891 for the year ended December 31, 2015, compared to a net loss of $177,067 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $40,351 and total current liabilities of $1,734,384. We had a working capital deficit of $1,694,033 as of December 31, 2015.

Operating activities used $388,253 in cash for the year ended December 31, 2015, as compared with $138,234 for the same period ended 2014. Our net loss of $5,833,891, offset mainly by expenses related to stock options of $3,335,533, loss from valuation and revaluation of $1,110,387, loss on extinguishment of debt of $282,286,and amortization of debt discounts on convertible debt of $386,223, was the main component of our negative operating cash flow.

Cash flows provided by financing activities during the year ended December 31, 2015 amounted to $400,877, as compared with $149,600 for the same period ended 2014. Proceeds from the issuance of convertible notes of $553,000, proceeds from the sale of our Series A Preferred Stock of $55,000 and proceeds from related party short term loans of $24,500, offset by repayments on related party loan advances of $131,623 and repayments on convertible notes of $80,000, were the main components of our positive financing cash flow.

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

We have been busy strategizing and outlining a plan to meet the requirements for listing on a national exchange such as the NASDAQ. We believe that the NASDAQ will offer a more friendly, professional, stable and welcoming market for us. While we currently do not meet the listing requirements for the NASDAQ exchange, we are now positioning our company to start the process of meeting those requirements. As part of that process, we have approved a 200 for 1 reverse split of our common stock. The market effective date for this transaction was November 12, 2015, where we went from approximately 270,000,000 shares issued and outstanding to about 1,350,000 shares outstanding, with about 250,000 shares in the public float. We believe this is necessary step and in the best long-term interest of all of our shareholders,

We hope the split will make us more attractive to institutional lenders whose investment strategies include working with companies to secure listing on the NASDAQ. Our Board has already begun developing and articulating a new business plan to attract seasoned investment bankers to assist us in raising equity capital as well as up-listing. This process will take time and is not guaranteed, but we believe with hard work and the right partners, it is extremely achievable. We have engaged Ascendiant Capital Markets in a non-exclusive capacity as an investment banker to facilitate introductions to, and assist with structuring short-term traditional funding and strategic partnerships. We are also in discussions with numerous top-tier investment banking forms in our efforts to secure long term funding. .

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the year ending December 31, 2015 and year ended December 31, 2014. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;

F-2	Balance Sheets as of December 31, 2015 and 2014;

F-3	Statements of Operations for the years ended December 31, 2015 and 2014;

F-4	Statement of Stockholders’ Equity as of December 31, 2015;

F-5	Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

F-6	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RX Safes Inc.

Henderson, NV

We have audited the accompanying balance sheets of RX Safes Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2015. RX Safes, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rx Safes, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has negative working capital and recurring losses. These factors, among others, raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, New York

March 24, 2016

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax: (516) 908-7867

www.zbscpas.com

RX SAFES

BALANCE SHEETS

	December	December
ASSETS	2015	2014
Current Assets
Cash and cash equivalents	$25,711	$13,087
Inventory	9,136	25,698
Accounts Receivable	1,146	—
Prepaid Expenses	4,358	—

Total Assets	$40,351	$38,785

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$178,378	$226,274
Loans Payable to related party	3,150	110,274
Convertible notes payable (net of unamortized discounts of $249,467 and $0 respectively)	114,003	—
Derivative liability	1,428,075	—
Interest Payable	10,748	4,745
Total Current Liabilities	1,734,384	341,293

Long term Liabilities

Convertible notes payable (net of unamortized discounts of $48,810 and $0 respectively)	5,690	—

Total Liabilities	1,740,074	341,293

Stockholders' Deficit

Preferred B stock, par value $.001, 50,000,000 authorized; Preferred Series B: 2,000 and 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014	2
Common stock, par value $.001, 500,000,000 authorized 1,467,498 and 577,457 shares issued and outstanding as of December 31, 2015 and December 31, 2014	1,467	577
Additional paid in capital	6,703,570	1,857,249
Accumulated deficit	(8,404,762)	(2,570,871)
Total Stockholders' Deficit	(1,699,723)	(302,508)

Total Liabilities and Stockholders' Deficit	$40,351	$38,785

The accompanying notes are an integral part of these financial statements.

RX SAFES INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2015	December 31, 2014

REVENUES	$51,610	$5,761

COST OF GOODS SOLD PRODUCT SOLD	25,911	2,508

GROSS PROFIT	25,699	3,253

OPERATING EXPENSES
General and Administrative Expense	4,006,827	176,279

NET LOSS FROM OPERATIONS	(3,981,128)	(173,026)

LOSS BEFORE INCOME TAXES	(3,981,128)	(173,026)

OTHER INCOME (EXPENSES)
Gain (loss ) on revaluation of derivative liability	(1,110,387)	—
Loss on extinguishment of debt	(252,286)	—
Other Income	—	100
Interest Expense	(490,090)	(4,141)

TOTAL OTHER INCOME (EXPENSES)	(1,852,763)	(4,041)

LOSS BEFORE INCOME TAXES	(5,833,891)	(177,067)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(5,833,891)	$(177,067)

BASIC AND DILUTED NET LOSS PER SHARE	$(12.12)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	481,181	575,985

 The accompanying notes are an integral part of these financial statements.

RX SAFES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Deficit

Balance, January 1, 2014	—	$—	—	$—	575,475	$575	$2,168,688	$(2,393,804)	$(224,541)

Shares issued for service					500	1	24,999	—	25,000

Sale of common stock					1,482	1	74,099		74,100

Net loss for year ended December 31, 2014					—	—	—	(177,067)	(177,067)

Balance, December 31, 2014	—	$—	—	$—	577,457	$577	$2,267,786	$(2,570,871)	$(302,508)

Shares issued to consultants for services					68,335	68	140,426		140,494

Shares issued for salary payable					265,152	265	87,235		87,500

Stock based compensation							3,299,702		3,299,702

Stock based directors compensation					10,858	11	35,820		35,831

Stock issued in satisfaction of convertible notes payable					534,696	535	817,612		818,147

Preferred Stock Issued	22,000	22	2,000	2					2

Preferred Stock Conversion-Series B	(22,000	(22)			11,000	11	54,989		55,000

Net loss for year ended December 31, 2015								(5,833,891)	(5,833,891)

	—	$—	2,000	$2	1,467,498	$1,467	$6,703,570	$(8,404,762)	$(1,699,723)

The accompanying notes are an integral part of these financial statements.

RX SAFES INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net loss	$(5,833,891)	$(177,067
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation expenses	3,299,702	—
Stock issued for directors compensation	35,831	—
Stock issued for salary payable	87,500	—
Common stock issued for services	140,544	25,000
Amortization of debt discounts	386,223	—
Loss from valuation and revaluation of convertible debt	1,110,387	—
Loss on extinguishment of debt	252,286	—
Changes in operating assets and liabilities:

Inventory	16,562	(20,511
Accounts receivable	(1,146)	—
Prepaid expenses	(4,358)	—
Accounts payable and accrued expenses	116,104	30,203
Interest Payable	6,003	4,141
Net cash used in operating activities	(388,253)	(138,234

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
Proceeds from sales of common stock	—	74,100
Proceeds from related party loan advances	—	75,500
Proceeds from convertible notes	533,000	—
Proceeds from sale of preferred stock	55,000	—
Proceeds from related party short term advances	24,500	—
Repayment of related party loans and advances	(131,623)	—
Repayment of convertible notes	(80,000)

Net cash from financing activities	400,877	149,600

NET INCREASE IN CASH	12,624	11,366

Cash and cash equivalents beginning of year	13,087	1,721

Cash and cash equivalents end of year	$25,711	$13,087

Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest	$80,465	$—

Cash Paid for Taxes	$—	$—

Non-cash investing and financing activities:

Debt discount recognized	$386,223	$—
Account payable replaced with covertible debt	$164,000	$—
Conversion of preferred stock to common stock	$55,000	$—
Conversion of convertible debt to common stock	$199,000	$—

The accompanying notes are an integral part of these financial statements.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

Accounts receivable

Customer accounts receivable consist of amounts owed from private individuals or organizations for product delivered. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

Inventories

Inventories consist of safes and brackets. All inventories are valued at lower of average cost or market. The company periodically reviews inventories and items considered obsolete or outdated are reduced to their estimated net realizable value.

The components of inventory as of December 31, 2015 and December 31, 2014 are valued as follows:

	December 31, 2015	December 31, 2014
Safes	$6,892	$25,652
Brackets	$44	$46
Parts	$2,200	—
Total Inventory	$9,136	$25,698

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $8,326 and $3,030 for years ended December 31, 2015 and 2014, respectively.

Rent expense

The Company pays rent on a month to month basis. Rent expense charged to operating expenses was $7,793 and $7,337 for years ended December 31, 2015 and 2014, respectively.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $5,869 and $772 for the years ended December 31, 2015 and 2014, respectively.

Fair value measurements

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

 In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2016 and the Company will continue to assess the impact on its financial statements.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. ASC 260 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when such inclusion is anti-dilutive.

NOTE 3.

RELATED PARTY TRANSACTIONS

Loans Payable

Effective May 1, 2013 entered into an agreement with Axius Consulting Group, Inc (“Axius”). It is the intent of both parties to create a line of credit agreement. The company may borrow up to $50,000 from Axius. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $0 and $25,274 at December 31, 2015 and 2014, respectively. Total accrued interest was paid off at December 31, 2015. On September 22, 2015 Axius agreed to provide the company with short term interest free loans. The short term loan was paid off at December 31, 2015.

Effective January 1, 2014 entered into an agreement Lorraine Yarde It is the intent of both parties to create a line of credit agreement. The company may borrow up to $100,000 from Lorraine Yarde. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015. The outstanding balance of the note payable was paid off at December 31, 2015.

Effective January 1, 2014 the Company entered into a Master Promissory Note agreement with Naples Family Trust. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015. The outstanding balance of the note payable was $3,150 and $30,000 at December 31, 2015 and 2014, respectively and as of December 31, 2015 is past due. Total interest accrued on the note was $1,333 and $800 at December 31, 2015 and 2014, respectively. The entire balance on the note was repaid subsequent to the year end.

NOTE 5.

License Agreements

Included in the assets purchase of Axius Consulting Group, Inc. was a Patent & Licensing Rights Agreement with bioMETRX. The agreement grants the licensee a royalty based, ($.50 per unit) exclusive license under their Patent License to use, manufacture, have manufactured, license and/or sell license

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

intellectual property for any legal purpose with North America within the health care and consumer health markets. The term of the agreement is from the effective date (March 1, 2009) to the full end of the term or terms for which Patent Rights have not expired or, if only Technology Rights are licensed and no Patent Rights are applicable, for a term of 9 years.

On November 11, 2015, the Company entered into a binding letter of intent to purchase all right, title and interest to patent number 7,806,852. The Company will pay to the seller 83,334 shares of the Company’s common stock. The Company shall pay the seller $1.5 per unit on sales of current product as well as $3.00 per unit on sales of new devices incorporating the patented encasement. If the Company sells a majority interest or there is a change in management from the original founders, the seller has the option to continue the royalty agreement or take a one-time $250,000 cash payout and waive future rights.

NOTE 6.

Income Taxes

As of December 31, 2015, the Company has net operating loss carry forwards of approximately $8,400,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at December 31, 2015 and December 31, 2014, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized no interest and penalties during the years ended December 31, 2015 and 2014, respectively.

The Company files U.S. federal tax returns and a tax return in states where obligated. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

NOTE 7.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

On September 18, 2015, the employment contract was amended to re-price the exercise price on her 50,000 options from $0.25 to $0.001 per share resulting in additional estimated fair value of the stock options of $564,975 recognized as compensation expense (calculated using the Black Scholes option pricing model). In addition, the calculation of the exercise price which was exercisable at 50% of the trading price of the common shares was amended to apply the 50% discount to the lowest trading price of the Company’s common stock as reported on the OTCQB for the ten prior trading days including the day upon which a notice of conversion is received by the Company. Amendment for the ten day period resulted in an increase in the fair value of the options from, $.23 to $.25 applied per exercisable share.

On September 21, 2015 Ms. Yarde converted $87,500 of the unpaid compensation into 265,152 shares of the company stock.

As of December 31, 2015 unpaid compensation under the agreement totaled $58,333.

Upon the signing of the agreement Ms. Yarde was granted employee stock options to purchase 50,000 shares of the Company’s Common Stock with vesting period and strike price as follows:

(i) 25,000 shares vested immediately with a strike price of $10.00 per share.

(ii) 12,500 shares vest on July 1, 2015 with a strike price of $10.00 per share

(iii 7,500 shares vest on January 1, 2016 with a strike price of $20.00 per share

(iv) 5,000 shares vest on January 1, 2017 with a strike price of $50.00 per share

NOTE 8

Stock options and warrants

A summary of stock option and warrant activity for the period from January 1, 2015 to December 31, 2015 follows:

	Stock
Description	Options	Warrants

Outstanding at January 1, 2015	50,000	41,250
Issued January 1, 2015	12,500
Issued January 1, 2015	12,500
Cancelled March 3, 2015	—	(41,250)
Issued May 20, 2015	12,500	—
Issued May 28, 2015	—	500
Issued May 28, 2015	—	500
Issued June 2, 2015	—	500
Issued June 2, 2015	—	1,250
Issued June 22, 2015	12,500	—
Issued September 18, 2015	12,500
Outstanding at December 31, 2015	112,500	2,750

Employee stock options totaling 50,000 shares granted to Ms. Yarde on January 1, 2015 can be exercised at any time, up to and including 24 months after expiration or termination of the agreement. The estimated

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

fair value of the options at January 1, 2015 of $2,037,700, (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $50.00(adjusted for one for two hundred reverse split,) share price, respectively, (ii) $10, $20, $20 and $50 exercise price, respectively, (iii) term of 2, 3, and 4 years, respectively, (iv) 100% respectively expected volatility, respectively, and (v) 0.66%, 0.87%, 1.07% and 1.34% risk free interest rate, respectively) will be expensed over the two year vesting period of the options. Compensation expense attributable to stock options was $3,299,700 for the year ended December 31, 2015.

Stock options totaling 62,500 were granted during the year of 2015 under the Director Compensation Plan effective January 1, 2015 to five directors in the amounts of 12,500 options to each. Director compensation recorded on the grants totaled $1,227,350 during the year of 2015 (calculated using the Black Scholes option pricing model.

The total unrecognized cost at December 31, 2015 totaled $85,750.

NOTE 9

Equity

Common Stock.

Stock Split On August 22, 2012 the Company amended its Articles of Incorporation to split its outstanding shares of the company’s common stock at a ratio of 5-for-1. The par value of the common stock was decreased to $.001 and increased the number of authorized shares to issue to 250,000,000. The accompanying financial statements have been adjusted to retroactively reflect the stock split.

Effective August 7, 2015, the aggregate number of shares which the Company shall have authority to issue is five hundred and fifty million (550,000,000) shares, consisting of two classes to be designated, respectively, "Common Stock" and "Preferred Stock," with all of such shares having a par value of $.001 per share. The total number of shares of Common Stock that the Corporation shall have authority to issue is five hundred million (500,000,000) shares. The total number of shares of Preferred Stock that the Corporation shall have authority to issue is fifty million (50,000,000) shares.

Reverse stock split

On September 28, 2015 the Company authorized a one for two hundred reverse split of the Company’s common stock issued and outstanding. Following this stock split the number of outstanding shares of the Company’s common stock decreased from 263,320,562 to 1,316,603. The accompanying financial statements have been adjusted to retroactively reflect the stock split.

Preferred Stock.

The company is authorized to issue a second class of 50,000,000 preferred shares. In May 2015, the Company initiated a private offering of units consisting of 240,000 shares of its newly created Series A Preferred Stock and a warrant to purchase our common stock, for $2.50 per unit. The Company sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

of our common stock at $.01 per share for total proceeds of $55,000. As of December 31, 2015 all series A shares were converted to common.

Effective September 18, 2015, the Company created, out of the fifty million (50,000,000) shares of preferred stock, par value $0.001 per share, a series of preferred stock consisting of two thousand (2,000) shares and to be called “Series B Preferred Stock.” Each Series B stock is convertible into 100,000 common shares. On September 23, 2015 the company issued all 2,000 shares of Series B stock for compensation of $.001 per share.

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

On December 1, 2014 the Company voided and terminated its agreement with the Consultant. The voiding and termination of the agreement cancelled all warrants previously issued under the agreement.

Effective August 19, 2014, the Company executed a Marketing Agreement with Josh Tolley who has become a spokesperson for the Company. In consideration for his services the Company shall issue 500 post –reverse split shares of common stock as stock based compensation for this Agreement. The term of the agreement is six months. At the end of the initial six month period, it is the intent of the Company to extend this relationship for an additional period, provided the Parties are in mutual agreement that they have established a good working relationship, at which time a new Agreement will be executed between the Parties. The shares were issued to Mr. Tolley on August 19, 2014.

Effective January 6, 2015, the Company executed a business consulting agreement with Paramount Advisors, LLC. The consultant will act as advisor in co connection with the Company’s business matters, investor relations, and advertising services.

The Company shall pay the consultant the following:

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

(a) A total of 4,500 shares of validly issued unregistered shares of the Company’s common stock par value $0.001 per share, which trades on the OTC under the symbol “RXSF” in two equal installments as follows:

i. 2,250 shares due immediately; and

ii. 2,250 shares due on or before March 1, 2015.

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

Effective June 14, 2015, the agreement between Sean McManus and the company was terminated. Upon termination the consultant will return the 5,000 shares of restricted stock.

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

Effective May 6, 2015, the Company executed an agreement with Almorli Advisors. Almorli will assist and advise the company in obtaining Financing and other advisory due diligence services. As compensation, Almorli will receive a fee of 10% of the total capital provided to the Company by investors they introduce, as well as 5% of the total Capital provided to the Company by Investors introduced to the

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

Company by Almorli divided by the closing price of the Company's stock on the date of the closing of the Financing.

In August 2015, the Company entered into a consulting agreement with our Director, Faruk Okcetin. As initial retainer for the agreement he was issued 5,000 post-reverse split shares of common stock.

Effective September 21, 2015 the Company entered into a consulting agreement with B&K Enterprises. As compensation for Consultant’s services required hereunder, Consultant shall be entitled to receive 3,750 rule 144 shares of the Company for services rendered. This contract is active for 30 days of consulting

On October 19, 2015, the Company entered into a consulting agreement with CorporateAds.com. The agreement will last for one year. As compensation the consultants will receive a $50,000 convertible promissory note.

On October 21, 2015, the Company entered into a consulting agreement with a consultant to provide social media services and issued him 5,000 shares of common stock under the agreement.

On November 2, 2015, the Company entered into a consulting agreement with Pentony Enterprises LLC to provide social media services. As compensation the consultant will receive $18,000 payable in shares of the Company’s common stock as well as monthly cash compensation of $600.

On November 9, 2015, the Company entered into a consulting agreement with West Coast Capital Consultants. As compensation the consultant was issued 16,500 shares of common stock under the agreement.

On November 11, 2015, the Company entered into a binding letter of intent with Philip Jurson, MD and and Steven F. Borsand. The letter of intent outlined the terms between the parties relating to the Company’s intent to purchase USPTO Patent number 7,806,852.

NOTE 11.

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

On February 25, 2015, the Company entered into an agreement with Coventry Enterprises, LLC to invest up to $50,000 into the Company in exchange for the issuance of a convertible promissory note in the

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

amount of $50,000.  The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 25, 2016.  The note is convertible by Coventry into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On June 17, 2015, the Company made payment of $63,738 in satisfaction of Coventry note dated February 25, 2015 which comprised of $50,000 principle plus interest at 8% and prepayment penalty.

On February 25, 2015, the Company entered into an agreement with EMA Financial LLC to invest up to $50,000 into the Company in exchange for the issuance of a convertible promissory note each in the amount of $50,000.  The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 25, 2016.  The note is convertible by EMA into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. On October 1, 2015 EMA Financial converted $20,000 of $50,000 the Note into common stock the Company and paid the remaining balance plus interest. Total number of shares to be issued under the conversion is 55,928. On October 9, 2015 the Company made payment of $51,243.84 to EMA Financial in satisfaction of the balance of $30,000 principle of the EMA note dated February 25, 2015 as well as interest at 8%.

On May 13, 2015, the Company entered into an agreement with Gold Coast Capital LLC to convert a previous payable due to Axius of $35,000 into a convertible promissory note in the amount of $35,000. The note is convertible by Gold Coast Capital LLC into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. Gold Coast Capital immediately converted 100% of their note. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $158,545 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On May 29, 2015, the Company entered into an agreement with LG Capital Funding to invest $26,500 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable May 29, 2016.  The note is convertible by LG into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. This note was purchased by Kodiak Capital and converted into common stock in December 2015 and January 2016. The Company has commenced legal action as the company views the assignment to Kodiak Company as fraudulent. The outcome of the action is unknown as of the date of this report.

On June 16, 2015, the Company entered into an agreement with Auctus Fund LLC to invest $76,750 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable March 16, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. On December 9, 2015, the note was extended to January 31, 2016. The company paid a penalty of $42,138 for the extension.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

On August 27, 2015, the Company entered into an agreement with William Koch to convert a previous company payable of $50,000 into a convertible promissory note in the amount of $50,000. The note is convertible by William Koch into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. William Koch converted the whole note into 156,250 shares of our common stock on September 1, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive feature to the debt, we have determined debt extinguishment accounting rules apply. There was no significant difference between the reacquisition price and the net carrying amount of the old debt therefore no gain or loss was recognized.

On August 28, 2015, the Company entered into an agreement with Craig Blaesing to convert a previous company payable of $15,000 into a convertible promissory note in the amount of $15,000. The note is convertible by Craig Blaesing into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Craig Blaesing converted the whole note into 46,875 shares of our common stock on September 10, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $21,563 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On September 9, 2015, the Company entered into an agreement with Timothy Jonk to convert a previous company payable of $5,000 into a convertible promissory note in the amount of $5,000. The note is convertible by Timothy Jonk into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Timothy Jonk converted the whole note into 15,625 shares of our common stock on September 10, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $7,188 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On September 9, 2015, the Company entered into an agreement with Mary Ellen Renna to convert a previous company payable of $15,000 into a convertible promissory note in the amount of $15,000. The note is convertible by Mary Ellen Renna into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Mary Ellen Renna converted the whole note into 46,875 shares of our common stock on September 10, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $21,563 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On September 9, 2015, the Company entered into an agreement with Robert Sanderson to convert a previous company payable of $5,000 into a convertible promissory note in the amount of $5,000. The note is convertible by Robert Sanderson into shares of the Company’s common stock at any time on or after the

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Robert Sanderson converted the whole note into 15,625 shares of our common stock on September 10, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $7,188 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On September 15, 2015, the Company entered into an agreement with Susan V Kutzner to convert a previous company payable of $10,000 into a convertible promissory note in the amount of $10,000. The note is convertible by Susan V Kutzner into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Susan V Kutzner converted the whole note into 31,250 shares of our common stock on September 17, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply .The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $8,125 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On September 16, 2015, the Company entered into another agreement with Craig Blaesing to convert a previous company payable of $5,000 into a convertible promissory note in the amount of $5,000. The note is convertible by Craig Blaesing into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Craig Blaesing converted the whole note into 31,250 shares of our common stock on September 16, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $5,000 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On September 18, 2015, the Company entered into another agreement with Timothy Jonk to convert a previous company payable of $10,000 into a convertible promissory note in the amount of $10,000. The note is convertible by Timothy Jonk into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Timothy Jonk converted the whole note into 31,250 shares of our common stock on September 18, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $9,375 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On September 18, 2015, the Company entered into another agreement with Robert Sanderson to convert a previous company payable of $10,000 into a convertible promissory note in the amount of $10,000. The note is convertible by Robert Sanderson into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

which a Notice of Conversion is received. Robert Sanderson converted the whole note into 31,250 shares of our common stock on September 18, 2015. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $9,375 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

.

On September 21, 2015, the Company entered into an agreement with Juan Rodriguez to convert a previous company payable due of $4,000 into a convertible promissory note in the amount of $4,000. The note is convertible by Juan Rodriguez into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 50% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 10 prior trading days including the day upon which a Notice of Conversion is received. Juan Rodriguez converted the whole note into 12,121 shares of our common stock on September 21, 2015. . Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply The difference between the reacquisition price and the net carrying amount of the old debt, resulted in a loss on conversion of debt of $4,364 which has been recorded in the Statement of Operations for the year ended December 31, 2015.

On October 6, 2015, the Company entered into an agreement with Auctus Fund LLC to invest $55,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable July 6, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On October 6, 2015, the Company issued 1,250 shares of common shares to Auctus Private Equity Fund, LLC in connection a Securities Purchase Agreement.

On October 7, 2015, the Company entered into an agreement Kodiak Capital Group to invest $50,000 into the Company in exchange for the issuance of a $60,000 convertible promissory note which includes OID of $10,000. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable October 7, 2016.  The note is convertible by Kodiak into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the average of the three lowest trading prices of the Common Stock on the OTC Market for the 10 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On October 7, 2015 the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Kodiak Capital Group to purchase $1,000,000 of the Company’s common stock. As of December 31, 2015 this agreement has been terminated.

On October 26, 2015, the Company entered into an agreement with Adar Bays, LLC to invest a total of $54,000 into the Company in exchange for the issuance of 2 convertible promissory notes, each $27,000. The first $27,000 note is a front end note and was purchased by Adar Bays, LLC on October 28, 2015. The second $27,000 note is a back end note and will be funded in month 8 following the date of the agreement. The Company has the option to cancel the back end note and any obligation thereof by giving 30 days written notice of cancellation no later than the 5th month anniversary of the issuance of the front end note.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

The notes bear interest at the rate of 8%.  All outstanding interest and principle is due and payable October 26, 2017.  The note is convertible by Adar Bays into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by average of the three lowest trading prices of the Common Stock on the OTC Market for the 10 prior trading days. The Company has the option to prepay this note up to 180 days after issuance.

On November 11, 2015, the Company entered into an agreement EMA Financial LLC to invest $50,000 into the Company in exchange for the issuance of a $50,000 convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable November 11, 2016.  The note is convertible by EMA Financial into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On December 9, 2015, the Company entered into an agreement JMJ Financial to invest $25,000 into the Company in exchange for the issuance of a $27,500 convertible promissory note and includes OID of $2,500. The note bears interest at the rate of 12%, but is interest free if repaid within 90 days.  All outstanding interest and principle is due and payable December 9, 2017.  The note is convertible by JMJ into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the average of the three lowest trading prices of the Common Stock on the OTC Market for the 25 prior trading days.

On December 16, 2015, the Company entered into an agreement Auctus Fund LLC to invest $110,000 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable December 16, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

The company identified embedded derivatives related to the William Koch, Craig Blaesing, Timothy Jonk, Mary Ellen Renna, Robert Sanderson, Susan K Kutzner, and Juan Rodriguez Coventry, EMA, Gold Coast Capital, LG Capital, and Auctus Fund LLC Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. Under ASC-815, the conversion options embedded in the notes payable described in Note 8 require derivate liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement. Conversions of the instruments resulted in Loss on debt extinguishment totaling $252,286 and $0 for the years ended December 31, 2015 and 2014, respectively has been reflected in the statement of Operations.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at December 31, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – December 31, 2015	$—	$—	$1,428,075	$1,428,075

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

At December 31, 2015, convertible notes payable consisted of:
Date of Note	Noteholder	Interest Rate	Maturity date	Face Value		OID	Proceeds	Unamortized Debt Discount	Net Carrying Amount
5/29/2015	LG	8%	5/29/2016	11,500	(a)		11,500	4,713	6,787
6/16/2015	Auctus	8%	3/16/2016	76,750	(a)		76,750	21,288	55,462
10/6/2015	Auctus	8%	7/16/2016	55,250	(a)		55,250	37,909	17,341
10/7/2015	Kodiak	8%	10/7/2016	60,000	(b)	10,000	50,000	38,388	21,612
11/11/2015	EMA	8%	11/11/2016	50,000	(a)		50,000	43,169	6,831
12/16/2015	Auctus	8%	9/16/2016	110,000	(a)		110,000	104,000	6,000
				363,500		10,000	353,500	249,467	114,033

10/26/2015	Adar Bays	8%	10/26/2017	27,000	(d)		27,000	24,562	2,438
12/10/2015	JMJ	12%	12/9/2017	27,500	(c)	2,500	25,000	24,248	3,252
				54,500			52,000	48,810	5,690

Totals				$418,000		$12,500	$405,500	$298,277	$119,723

(a) Convertible in shares of common stock 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion.
(b) Convertible in shares of common stock 65% of the lowest closing for the ten days trading immediately preceding the date of conversion.
(c) Convertible in shares of common stock 65% of the lowest closing for the twenty five days trading immediately preceding the date of conversion.
(d) Convertible in shares of common stock 65% multiplied by the average of the 3 lowest closing trading prices ten days prior to conversion.

NOTE 12.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

NOTE 13.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the years ended December 31, 2015 and 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 14.

Legal Proceedings

On March 5, 2015 Wall Street Buy Sell Hold filed a lawsuit against the Company in New York alleging breach of a consulting agreement between the parties. On March 10, 2015 the company filed a lawsuit against Wall Street Buy Hold Sell. The suit claims WSBHS engaged in fraud as well as deceptive practices. The case is still in the motion phase.  The case the Company filed in Nevada against WSBSH has been staid, pending a decision on a jurisdiction motion we filed in the New York case.  The Company has been asked by the judge to try to come to a settlement on the case in New York and has been negotiating back and forth with their attorneys to reach a mutually acceptable settlement.

On February 12, 2016 the company filed a lawsuit against Kodiak Capital Group LLC, Ryan Hodson, BMA Securities, as well as Island Capital Management LLC. Kodiak fraudulently purchased the companies existing convertible note from LG capital. Kodiak then began converting the note into common stock. The suit claims that Ryan Hodson, the principal of Kodiak Capital, engaged in a scheme to defraud the company. Additionally, the suit claims Hodson and BMA Securities engaged in market manipulation causing damage to the company. Island Capital is accused of a breach of fiduciary responsibility, by issuing Kodiak the shares of stock.

NOTE 15

Subsequent Events

On January 4, 2016 the Company entered into a website and marketing agreement with IR3Point0 LLC. As compensation for the agreement IR3 will receive $1,000 per month of the contract as well as 2,000 shares of restricted stock.

On January 4, 2016 Kodiak Capital Group converted $11,832 of the principal and interest of LG Capital’s convertible promissory note into 22,754 shares of our common stock.

On January 11, 2016, the Company entered into an intellectual property license agreement with Talon Brands, LLC. The agreement provides for the Company to license rights related to patent number 6,766,740 to Talon Brands allowing them to sell outlined products in return for a per unit license fee.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

On January 12, 2016, the Company entered into an agreement Crown Bridge Partners LLC to invest $36,000 into the Company in exchange for the issuance of a $40,000 convertible promissory note. All outstanding interest and principle is due and payable January 12, 2017. Unpaid balance bears an interest at the rate of 22%.   The note is convertible by Crown Bridge Partners into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On January 19, 2016 Auctus Fund LLC converted $13,260 of the principal on its convertible promissory note into a total of 20,000 shares of our common stock, subject to the terms of a leak-out agreement.

On January 20, 2016, the Company entered into an agreement Yoshar Trading LLC to invest $30,000 into the Company in exchange for the issuance of a $31,100 convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable January 20, 2017.  The note is convertible by Yoshar into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On January 20, 2016 the Company entered into a consulting agreement with The Ruth Group. The consultant will provide strategic investor relations. As compensation the consultant will be paid a $5,000 per month retainer for the first 3 months and $10,000 per month after.

On January 22, 2016, the Company entered into an agreement Auctus Fund LLC to invest $77,750 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable October 22, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On February 1, 2016 100 shares of the Series B preferred stock were converted into 10,000,000 shares of common stock. The compensation expense associated with the conversion is $22,700,000.

On February 1, 2016, the Company and Ms. Yarde entered into an amendment to the employment agreement to increase her salary from $175,000 to $200,000. In addition, the board of directors resolved to amend Ms. Yarde’s strike price of her options to $0.001 and to award Yarde a 30% bonus for her services last year.

On February 2, 2016 the Company entered into a definitive agreement with Philip Jurson MD and Steven F. Borsand. The agreement memorialized the terms set forth in the binding letter of intent executed on November 11, 2015 for the purchase of USPTO patent number 7,806,852.

On February 5, 2016 the Company entered into a non-exclusive investment banking agreement with Ascendiant Capital Markets, LLC. As part of the agreement Ascendiant is compensated on a performance basis to advise the Company with respect to the form and structure of capital transactions, to assist the Company in developing any necessary materials, to identify and make contact with prospective Investors, assist with the successful placement of a Transaction, assist the Company in conducting presentations and due diligence meetings with prospective Investors and provide such other financial advisory and investment banking services as are reasonably necessary to consummate each Transaction.

On February 12, 2016 Auctus Fund LLC converted $13,000 of the principal on its convertible promissory note into a total of 25,000 shares of our common stock, subject to the terms of a leak-out agreement.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

On February 28, 2016, the Company entered into an agreement with APG Capital Holdings, LLC to invest a total of $63,000 into the Company in exchange for the issuance of 2 convertible promissory notes, each $31,500. The first $31,500 note is a front end note and was purchased by APG Capital Holdings, LLC on February 28, 2016. The second $31,500 note is a back end note and will be funded no later than October 29, 2016. The Company has the option to cancel the back end note and any obligation thereof by giving 30 days written notice of cancellation no later than the 5th month anniversary of the issuance of the front end note. The notes bear interest at the rate of 8%.  All outstanding interest and principle on the front end note is due and payable February 28, 2017.  The note is convertible by APG Capital Holdings, LLC into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by average of the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to prepay this note up to 180 days after issuance

On February 29, 2016, the Company entered into an agreement Auctus Fund LLC to invest $77,750 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable November 29, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On March 4, 2016 the Company repaid the balance outstanding on the convertible note to JMJ of $27,788 including the OID and accrued interest.

On March 10, 2016 Auctus Fund LLC converted $50,996 of the principal and interest on its convertible promissory note into a total of 97,991 shares of our common stock, subject to the terms of a leak-out agreement.

On March 18, 2016, the Company’s board of directors amended the Rx Safes, Inc. 2015 Incentive Plan to increase the shares reserved under the Plan from 250,000 to 2,500,000 shares. There were no other amendments made to the Plan.

On March 21, 2016, the Company filed a registration statement under Form S-8 to register 2,387,500 shares of common stock, which represents all reserved shares under the Plan not otherwise underlying prior outstanding options.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

▪	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

 The current executive officers and directors of RX SAFES, INC. are as follows:

Name	Age	Position	Director Since
Lorraine Yarde	46	President, Chief Executive Officer, Principal Executive Officer Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary & Director	June 2010
Susan Von Kutzner	62	Director	August 2012
Faruk Okcetin	43	Vice President of Sales and Director	May 2015
William Koch	50	Chief Sales and Marketing Officer and Director	June 2015
Mark Basile	57	Chief Strategy Officer and Director	September 2015

Lorraine Yarde:

Ms. Yarde is a successful serial entrepreneur with an extensive technology solutions back-ground and co-founded Rx Safes in 2010. Ms. Yarde has over 25 years of sales, business development, operations and management experience in enterprise and embedded technology markets with 12 years specific experience in the full life cycle design, development, manufacturing and commercialization of fingerprint products focusing on integrating embedded fingerprint technology to improve legacy products and devices . In 2004, Ms. Yarde helped in the establishment of bioMETRX, a public company which pioneered the introduction of fingerprint technology in consumer products in the US market. Ms. Yarde served as Chief Operating Officer and a member of the Board of Directors of bioMETRX. As an innovator in the consumer biometric space, Ms. Yarde was responsible for providing strategic direction, driving revenue and securing and maintaining business relationships with major corporations. Ms. Yarde was personally responsible for over $14 million in sales in the first production year, establishing extensive retail distribution relationships, major OEM partnerships and negotiated deals to acquire two key patents to support the growth of the business. She also played a direct integral role in raising more than $15 million capital for the business and negotiated a takeover of bioMETRX’s largest competitor at the time. Ms. Yarde is currently responsible for all aspects of managing, guiding and operating Rx Safes to develop and expand its product line, create strategies to broaden market penetration, increase shareholder value and raise capital to support operations, product development, sales and marketing initiatives. Ms. Yarde has already developed strong relationships with industry partners and has been responsible for establishing all of the strategic relationships, sales and distribution channels to date. As an entrepreneur, Ms. Yarde founded, owned and operated several private and public companies including a technology consulting organization called TekSource as well as a successful private commercial flooring organization, Gem Flooring, which at its peak employed over 20 installers and generated over $20 million in annual revenues.

Ms. Yarde received a B.A. in Business Administration from Croydon College.

Ms, Yarde served as a Director for the following public companies:

bioMETRX, Inc. – 2004 - 2009

Aside from that provided above, Ms. Yarde does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940..

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

Faruk Okcetin:

For the last several years, Mr. Okcetin has been a Principle at Aspire Medical Services, a leading boutique medical distribution company that sells biologic, orthopedic, joint and spinal instrumentation and implants. He has worked directly with physicians, surgeons and hospital management, in supporting hospital and surgeon requirements to achieve the highest standard of care, and optimum patient results. Mr. Okcetin has been responsible for identifying and developing broad revenue channels for Aspire and intends to use this knowledge and experience to assist Rx Safes in marketing its products and technology to hospitals and healthcare facilities.

Mr. Okcetin’s previous business interests include Real-Estate, Financial Sector, Restaurants, and a Tech Start-up. He has also served in 3 separate private industry board positions including an appointed position onto the Workforce Development Board in North Carolina and 2 educational non-profits. Mr. Okcetin also brings to bear an extensive background in capitalizing on social media, using technology, interactive voice recognition and artificial intelligence to connect existing business platforms to our every day lives.

Mr. Okcetin does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

William Koch:

Mr. Koch, age 50, recently retired from a position as Executive Vice President and Chief Sales and Marketing Officer at Tweddle Group, Inc. A Michigan based technical publications company known in the Automotive sector as an industry leading provider of both owners and service related vehicle documentation development, management and delivery. Prior to joining Tweddle Group over the last 4 1/2 years ago, he served as Vice President of Business Development at Pitney Bowes Marketing Solutions division where he lead sales and marketing activities in support of channel marketing and co-op advertising services supporting hundreds of fortune 500 companies and their distribution partners with their retail marketing strategies. Including the development of many pharmaceutical industry retail marketing programs for companies like McKesson, Novo Nordisk and Novartis to name a few.

Aside from that provided above, Mr. Koch does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Koch is qualified to serve on our Board of Directors because of his experience and expertise in sales and marketing. His initial term shall last until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

Mark Basile:

Mr. Basile, age 57. Mr. Basile, a successful attorney and serial entrepreneur, co-founded Rx Safes, Inc., in 2010. Mr. Basile has over 20 years of experience in the design, manufacture and marketing of fingerprint products both for the professional healthcare and home security markets. Mr. Basile founded and has taken public several other technology-medical companies focusing on biometric fingerprint design and integration into products and systems. Mr. Basile won the 2001 Smithsonian Award for Advances in Medical Technology for developing a fingerprint identification, access and retrieval system for electronic medical records. He also led one of those companies to a $460 million dollar public market cap. During his tenure as CEO at bioMETRX, the company pioneered a line of fingerprint home security products, culminating in over $14 million in sales orders in its first production year. Mr. Basile was also an original founding member of the E-Health Initiative – the worlds largest trade organization located in Washington D.C., focusing on electronic healthcare initiatives with all of the largest healthcare companies and organizations. Mr. Basile was directly instrumental in raising more than $45 million dollars for his prior companies and has coordinated corporate takeovers of some of his company’s largest competitors. Mr. Basile recently re-joined the Board at Rx Safes, Inc. at the request of the Board, to assist the company in expanding its product lines, developing strategies to broaden markets, restructure and reorganize the company to create and improve shareholder value, and to facilitate raising capital for operations, design, manufacturing and for marketing and sales initiatives. Mr. Basile is also a noted Chapter 11 Reorganization attorney with over 25 years of legal experience including corporate restructurings and workouts.

Mr. Basile received a B.A. in Economics from Hofstra University in 1985, and earned a J.D. from Touro Law School – Yeshiva University in 1988. Mr. Basile is a practicing attorney in New York, also admitted in Connecticut and has been practicing law off and on since 1988 to the present. From 1999 to 2001, he was the founder and CEO of Sickbay Health Media, Inc. From 2003 to 2009 he was the founder and CEO of bioMETRX, Inc. From 2009 to October 2015, he was the CEO at Axius Consulting Group Inc. From 2012 to 2014, he was the CEO of Axius Entertainment Group.

Mr. Basile has served as a director on the following public companies:

Sickbay Health Media, Inc. 1999 –2001

bioMETRX, Inc. 2004 – 2009

Aside from that provided above, Mr. Basile does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Basile is qualified to serve on the Company’s Board of Directors because of his experience and expertise in sales and marketing. His initial term shall last until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

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

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Lorraine Yarde President, CEO and Director	1	1	0
Susan Von Kutzner Treasurer and Director	1	2	0
William Koch Director	0	2	0
Frank Okcetin Director	0	1	0
Mark Basile Director	0	2	0
Naples Trust 10% Holder	0	0	0

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lorraine Yarde President, CEO and Director	2015 2014	175,000	(1)	52,500	(1)	10,605	(2)	2,283,170-	—	—	-11,542	2,521,275 11,542
Susan Von Kutzner Treasurer and Director	2015 2014	—		—		10,605	(3)	245,470-	—	—	—	256,075-

(1)	Due to financial constraints, however, the total paid to Ms. Yarde during the fiscal year ended December 31, 2015 was $29,166.66. On September 21, 2015, Ms. Yarde converted $87,500 in unpaid and accrued compensation into 265,152 shares of our common stock.
(2)	In addition to the amount of her salary that Ms. Yarde converted into stock, her annual cash retainer for serving as a director was also converted into common stock.
(3)	Dr. Kutzner’s annual cash retainer for serving as a director was converted into common stock.

Narrative Disclosure to the Summary Compensation Table

Lorraine Yarde

On January 1, 2015, we entered into an employment agreement with Ms. Yarde to be our Chief Executive Officer. The following is a summary of the material terms of the agreement.

▪	The term commences on January 1, 2015 and ends on the earlier of (i) Yarde’s death or mental or physical disability or incapacity, (ii) Yarde’s resignation or (iii) termination by us at any time.

▪	Ms. Yarde’s initial annual Base Salary is $175,000, with annual salary increases of no less than 10% of the prior year’s annual salary to commence on the first day after each year anniversary.

▪	Ms. Yarde will be eligible to earn a Performance Bonus for each complete fiscal year, which will be equal to fifty percent (50%) of her Base Salary for such fiscal year (the “Target Bonus”). The actual amount of the Performance Bonus payable to Ms. Yarde for any fiscal year may be greater than or less than the Target Bonus for such fiscal year and will be determined by the decision of the disinterested members of the board of directors based on the achievement of certain financial and individual performance goals to be established annually by the board of directors.

▪	We will immediately grant to Ms. Yarde an option under the Company’s 2015 Equity Incentive Plan to purchase 50,000 shares of our Common Stock with vesting and strike prices set forth in the agreement.

▪	Ms. Yarde will have the right to convert any then unpaid compensation to our stock at a 50% discount to the then market rate of our Common Stock based on the closing price of the prior days trading, in the form of registered securities (S-8 shares).

▪	Ms. Yarde will be entitled to participate in our health and welfare benefit programs and vacation and other benefit programs for which other employees of our company are generally eligible, subject to any eligibility requirements of such plans and programs. If we do not offer a health and welfare benefit program, Ms. Yarde will be entitled to reimbursement of expenses paid by employee for a private health and benefit program up to $1,000 each calendar month.

▪	Upon termination of Ms. Yarde’s employment, she may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by us without Cause, in relation to a Change of Control, a resignation by Ms. Yarde for Good Reason, or by reason of Ms. Yarde’s death or disability (as such terms are defined in the agreement). In the event we terminate Ms. Yarde’s employment without Cause or Ms. Yarde elects a resignation for Good Reason, Ms. Yarde shall be entitled to receive as severance her Base Salary for a period equal to the number of complete months she has worked for us, up to a maximum of twelve (12) months.

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

On February 1, 2016, the Company and Ms. Yarde entered into an amendment to the employment agreement to increase her salary from $175,000 to $200,000. In addition, the board of directors resolved to amend the strike price of her options to $0.001 and to award Ms. Yarde a 30% bonus for her services last year.

William Koch

Effective February 1, 2016, we entered into an employment agreement with Mr. Koch. The agreement terminates on the earlier of (i) Mr. Koch’s death or mental or physical disability or incapacity, (ii) Mr. Koch’s resignation or (iii) termination by the Company at any time. Under the agreement, the Company agreed to compensate Mr. Koch $150,000 annually and, subject to meeting certain assigned goals, the Company agreed to pay him a bonus of 25% per year. The Company granted to Mr. Koch an option under the Company’s 2015 Equity Incentive Plan to purchase 25,000 shares of the Company's Common Stock with vesting and strike prices set forth in the agreement. Mr. Koch will have the right to convert any then unpaid compensation to Company stock at a 50% discount to the then market rate of the Company’s Common Stock based on the lowest trading price for the 10 days prior to the notice of exercise, in the form of registered securities (S-8 shares).

Mr. Koch is entitled to participate in any existing employee health and welfare benefit plans.

Upon termination of employment, Mr. Koch may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by the Company without Cause, in relation to a Change of Control, a resignation by Mr. Koch for Good Reason, or by reason of Koch’s death or disability (as such terms are defined in the agreement). In the event the Company terminates Koch’s employment without Cause or Mr. Koch elects a resignation for Good Reason, Mr. Koch shall be entitled to receive as severance his Base Salary for a period equal to the number of complete months she has worked for the Company, up to a maximum of twelve (12) months.

Mark Basile

Effective February 1, 2016, the Company entered into an employment agreement with Mr. Basile. The agreement terminates on the earlier of (i) Mr. Basile’s death or mental or physical disability or incapacity, (ii) Mr. Basile’s resignation or (iii) termination by the Company at any time. Under the agreement, the Company agreed to compensate Mr. Basile $175,000 annually and, subject to meeting certain assigned goals, the Company agreed to pay him a bonus of 25% per year. The Company will immediately grant to Mr. Basile an option under the Company’s 2015 Equity Incentive Plan to purchase 50,000 shares of the Company's Common Stock with vesting and strike prices set forth in the agreement. Mr. Basile will have the right to convert any then unpaid compensation to Company stock at a 50% discount to the then market rate of the Company’s Common Stock based on the lowest trading price for the 10 days prior to the notice of exercise, in the form of registered securities (S-8 shares).

Mr. Basile is entitled to participate in any existing employee health and welfare benefit plans.

Upon termination of employment, Mr. Basile may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by the Company without Cause, in relation to a Change of Control, a resignation by Basile for Good Reason, or by reason of Mr. Basile’s death or disability (as such terms are defined in the agreement). In the event the Company terminates Mr. Basile’s employment without Cause or Mr. Basile elects a resignation for Good Reason, Mr. Basile shall be entitled to receive as severance his Base Salary for a period equal to the number of complete months she has worked for the Company, up to a maximum of twelve (12) months.

Frank Okcetin

Effective February 1, 2016, the Company entered into an employment agreement with Mr. Okcetin. The agreement terminates on the earlier of (i) Mr. Okcetin’s death or mental or physical disability or incapacity, (ii) Mr. Okcetin’s resignation or (iii) termination by the Company at any time. Under the agreement, the Company agreed to compensate Mr. Okcetin $125,000 annually and, subject to meeting certain assigned goals, the Company agreed to pay him a bonus of 25% per year. The Company will immediately grant to Okcetin an option under the Company’s 2015 Equity Incentive Plan to purchase 10,000 shares of the Company's Common Stock with vesting and strike prices set forth in the agreement. Mr. Okcetin will have the right to convert any then unpaid compensation to Company stock at a 50% discount to the then market rate of the Company’s Common Stock based on the lowest trading price for the 10 days prior to the notice of exercise, in the form of registered securities (S-8 shares).

Mr. Okcetin is entitled to participate in any existing employee health and welfare benefit plans.

Upon termination of employment, Mr. Okcetin may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by the Company without Cause, in relation to a Change of Control, a resignation by Mr. Okcetin for Good Reason, or by reason of Mr. Okcetin’s death or disability (as such terms are defined in the agreement). In the event the Company terminates Mr. Okcetin’s employment without Cause or Mr. Okcetin elects a resignation for Good Reason, Mr. Okcetin shall be entitled to receive as severance his Base Salary for a period equal to the number of complete months she has worked for the Company, up to a maximum of twelve (12) months.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lorraine Yarde	37,500	12,500	—	$0.001	1/1/20	—	—	—	—
Susan Von Kutzner	—	—	—	—	—	—	—	—	—

The table below summarizes all compensation of our directors as of December 31, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Okcetin	—	7,070	245,470	—	—	—	252,540
William Koch	—	6,188	245,470	—	—	—	251,658
Mark Basile	—	3,535	245,470	—	—	—	249,005

(1)	The annual cash retainer was converted into common stock for each director.

Narrative Disclosure to the Director Compensation Table

Pursuant to our Director Compensation Policy, as amended, directors are entitled to (a) a $10,000 annual cash retainer, payable in equal quarterly installments, (b) an annual grant of an option to purchase 12,500 shares of our common stock at $0.001 that vests monthly and will fully vest in one year from issuance, and (c) $1,000 for each board meeting attended in person (or $500 if attended by teleconference) and additional compensation if serving as chairperson or committee participation. Directors have the option to take cash compensation in the form of our common stock at fair market value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth, as of February 18, 2016, certain information as to shares of our common stock, and Series B Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 170 Green Valley Parkway, Suite 300 Henderson, NV 89012.

	Common Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Lorraine Yarde(3)	71,110,632	88%	693	36%
William Koch(4)	35,401,018	77%	342	18%
Susan Von Kutzner(5)	12,264,365	53%	112	6%
Faruk Okcetin(6)	1,223,020	10%	2	*
Mark Basile(7)	6,448,010	38%	54	3%
All Directors and Executive Officers as a Group 5 persons)	126,447,045	96%	1,203	63%
5% Holders
The Naples Trust(8)	29,441,335	74%	283	15%
Craig Blaesing(9)	14,773,880	59%	137	7%
Timothy Jonk(10)	10,150,425	49%	91	5%
Mary Ellen Renna(11)	10,446,875	50%	94	5%
Robert Sanderson(12)	10,250,425	49%	93	5%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants or other convertible securities. The percent of class is based on 11,537,152 shares of common stock as of February 18, 2016 and 1,900 shares of Series B Preferred Stock as of February 18, 2016.

(3)	Includes 1,428,132 shares held in her name, options to purchase 62,500 shares of common stock, accrued compensation that she is able to convert into 320,000 shares of common stock, and 693 shares of Series B Preferred Stock that may be converted into 69,300,000 shares of common stock.

(4)	Includes 1,176,018 shares held in his name, options to purchase 25,000 shares of common stock and 342 shares of Series B Preferred Stock that may be converted into 34,200,000 shares of common stock.
(5)

Includes 1,039,300 shares held in her name, 5,020 held in the Viking Trust I, 5,015 held in the Viking Trust II, 5,010 held in the Viking Trust III, 10,020 shares she holds in joint tenancy with her husband, options to purchase 12,500 shares of common stock and 112 shares of Series B Preferred Stock that may be converted into 11,200,000 shares of common stock

43

(6)

Includes 1,007,020 shares held in his name, 1,000 shares he holds in joint tenancy with his wife, options to purchase 15,000 shares of common stock and 2 shares of Series B Preferred Stock that may be converted into 200,000 shares of common stock.

(7)	Includes 1,023,010 shares held in his name, options to purchase 25,000 shares of common stock and 54 shares of Series B Preferred Stock that may be converted into 5,400,000 shares of common stock.
(8)	Includes 1,141,335 shares held in its name, and 283 shares of Series B Preferred Stock that may be converted into 28,300,000 shares of common stock.

(9)	Includes 1,073,880 shares held in his name, and 137 shares of Series B Preferred Stock that may be converted into 13,700,000 shares of common stock.
(10)	Includes 1,050,425 shares held in his name, and 91 shares of Series B Preferred Stock that may be converted into 9,100,000 shares of common stock.
(11)	Includes 1,046,875 shares held in her name, and 94 shares of Series B Preferred Stock that may be converted into 9,400,000 shares of common stock.
(12)	Includes 1,050,425 shares held in his name, and 92 shares of Series B Preferred Stock that may be converted into 9,200,000 shares of common stock.

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

On September 21, 2015, Axius sold a total of $129,000 of its aged payables to certain existing shareholders who then converted 100% of this debt into 402,747 shares of our common stock. The existing shareholders included William Koch, Craig Blaesing, Timothy Jonk, Mary Ellen Renna, Robert Sanderson and Susan V. Kutzner,

Effective January 1, 2014, we entered into an agreement Lorraine Yarde It is the intent of both parties to create a line of credit agreement. The company may borrow up to $100,000 from Lorraine Yarde. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015. The outstanding balance of the note payable was paid off at December 31, 2015.

Effective May 1, 2013, we entered into an agreement with Axius Consulting Group, Inc (“Axius”). It is the intent of both parties to create a line of credit agreement. The company may borrow up to $50,000 from Axius. The unpaid principal of this line of credit shall bear an interest rate of Four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. The outstanding balance of the note payable was $0 and $25,274 at December 31, 2015 and 2014, respectively. Total accrued interest was paid off at December 31, 2015. On September 22, 2015 Axius agreed to provide the company with short term interest free loans. The short term loan was paid off at December 31, 2015.

Effective January 1, 2014, we entered into a Master Promissory Note agreement with Naples Family Trust. It is the intent of both parties to create a line of credit agreement. Under the terms of the note the Company may borrow up to $100,000. The unpaid principal of this line of credit shall bear an interest rate of four percent per annum. Interest on the unpaid balance of the note shall accrue monthly but shall not be due and payable until the principal balance becomes due and payable. The principal balance of the note is due and payable on December 31, 2014. On June 29, 2015 an extension agreement was signed extending the due date of the Note to December 31, 2015. The outstanding balance of the note payable was $3,150 and $30,000 at December 31, 2015 and 2014, respectively. Total interest accrued on the note was $1,333 and $800 at December 31, 2015 and 2014, respectively.

In August 2015, we entered into a consulting agreement with our Director, Faruk Okcetin. As initial retainer for the agreement he was issued 5,000 shares of our common stock.

Director Independence

We have used the definition of “independence” contained in the listing rules of The NASDAQ Stock Market to make the determination as to whether or not our directors are independent, because our common stock is not currently listed on a national securities exchange. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Accordingly, we do not have an independent director as of December 31, 2015.

 Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31		Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014		$21,000	$0	____ $	$0
2015	$	_20,500	$0	____ $	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014.
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014.
3.3	Certificate of Designation for Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2015.
3.4	Certificate of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2015.
3.5	Certificate of Designation for Series B Convertible Preferred Stock, Certificate of Designation for Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2015.
3.6	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.
4.1	Note I, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015.
4.2	Note II, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015.
4.3	Note III, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015.
4.4	Warrant, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015.
4.5	Note, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2015.
10.1	Sale of Assets, dated July 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014.
10.3	Patent and Licensing Rights Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 29, 2014.
10.3	Master Promissory Note, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 19, 2014.
10.4	Master Promissory Note, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 19, 2014.
10.5	Consulting Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 2, 2014.
10.6	Amendment No. 1 to Consulting Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 2, 2014.
10.7	Master Promissory Note, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 2, 2014.
10.8	2015 Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015.
10.9	Employment Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015.
10.10	SPA, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7 2015.
10.11	SPA, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2015.
10.12	Note, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2015.
10.13	Amended and Restated Employment Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2015.
10.14	SPA, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015.
10.15	Auctus Note, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015.
10.16	EPA, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015.
10.17	RRA, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015.
10.18	Commitment Note, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015.
10.19	Kodiak Note, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015.
10.20	Convertible Promissory Note dated October 6, 2015
10.21	Convertible Promissory Note dated October 7, 2015
10.22	Convertible Promissory Note dated October 26, 2015
10.23	Convertible Promissory Note dated November 11, 2015
10.24	Convertible Promissory Note dated December 9, 2015
10.25	Convertible Promissory Note dated December 16, 2015
10.26	SPA, dated October 6, 2015
10.27	SPA, dated October 7, 2015
10.28	SPA, dated October 26, 2015
10.29	SPA, dated November 11, 2015
10.30	SPA, dated December 15, 2015
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

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
March 28, 2016

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
March 28, 2016

By:	/s/ Susan Von Kutzner
Susan Von Kutzner
Title:	Director
March 28, 2016

By:	/s/ William Koch
William Koch
Title:	Chief Sales and Marketing Officer and Director
March 28, 2016

By:	/s/ Frank Okcetin
Frank Okcetin
Title:	Vice President of Sales and Director
March 28, 2016

By:	/s/ Mark Basile
Mark Basile
Title:	Chief Strategy Officer and Director
March __, 2016

