Form 10-Q
period 2016-03-31
RX Safes, Inc.
filed 2016-05-23
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,761,102 common shares as of May 18, 2016.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015;
F-2	Condensed Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for three months ended March 31, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Unaudited Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

RX SAFES INC.
CONDENSED BALANCE SHEETS

	March 31, 2016
	Unaudited	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$194,455	$25,711
Inventory	7,468	9,136
Accounts Receivable	114	1,146
Prepaid Expenses	2,179	4,358

Total Current Assets	204,216	40,351

Other Assets
Intangible net of amortization of $1,667	98,333	—

Total Assets	$302,549	$40,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$309,599	$178,378
Loans Payable to related party	—	3,150
Convertible notes payable (net of unamortized discounts of $566,138 and $249,467 respectively)	195,112	114,033
Derivative liability	1,223,319	1,428,075
Interest Payable	14,649	10,748
Total Current Liabilities	1,742,679	1,734,384

Long term Liabilities

Convertible notes payable (net of unamortized discounts of $0 and $48,810 respectively)	—	5,690

Total Liabilities	1,742,679	1,740,074

Stockholders' Deficit

Preferred B stock, par value $.001, 50,000,000 authorized Preferred Series B: 1,900 and 2,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2	2
Common stock, par value $.001, 500,000,000 authorized 11,729,707 and 1,467,498 shares issued and outstanding as of March 31, 2016 and December 31, 2015	11,730	1,467
Additional paid in capital	30,031,897	6,703,570
Accumulated deficit	(31,483,759)	(8,404,762)
Total Stockholders' Deficit	(1,440,130)	(1,699,723)

Total Liabilities and Stockholders' Deficit	$302,549	$40,351

RX SAFES INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31, 2016	March 31, 2015

REVENUES	$3,063	$49,920

COST OF GOODS SOLD
PRODUCT SOLD	1,667	25,292

GROSS PROFIT	1,396	24,628

OPERATING EXPENSES
General and Administrative Expense	23,226,390	1,479,641

NET LOSS FROM OPERATIONS	(23,224,994)	(1,455,013)

LOSS BEFORE INCOME TAXES	(23,224,994)	(1,455,013)

OTHER INCOME (EXPENSES)
Gain (loss ) on revaluation of derivative liability	357,114	16,769
Interest Expense	(211,116)	(48,634)

TOTAL OTHER INCOME (EXPENSES)	145,998	(31,865)

LOSS BEFORE INCOME TAXES	(23,078,996)	(1,486,878)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(23,078,996)	$(1,486,878)

BASIC AND DILUTED NET LOSS PER SHARE	$(2.75)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	8,380,084	115,491,472

RX SAFES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net loss	$(23,078,996)	$(1,486,878)

Adjustments to reconcile net loss to net cash used in operations:
Expenses related to issue of stock options	22,826,318	1,403,675
Common stock issued for services	27,581	—
Debt discount-convertible notes	190,695	(94,933)
Amortization of patent	1,667	—
Gain on Derivative liability	(357,114)	125,847

Decrease (increase) in assets
Inventory	(1,668)	25,364
Accounts receivable	(1,032)	—
Prepaid expenses	(2,179)	—
Increase (decrease) in liabilities
Accounts payable & accrued expenses	(10,863)	(14,369)
Salary payable	142,083	43,750
Other current liabilites	—	—
Interest Payable	3,901	(275)

Net cash provided by/(used for) operating activities	(259,607)	2,181

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	459,000	100,000
Repayment of convertible note	(27,500)	—
Repayment of related party loan advances	(3,150)	(40,274)

Net cash from financing activities	428,350	59,726

NET INCREASE (DECREASE) IN CASH	168,743	61,907

Cash and cash equivalents beginning of period	25,712	13,087

Cash and cash equivalents end of period	$194,455	$74,994

Supplemental Disclosure of Cash Flow Information

Cash Paid
Interest	$15,000	$1,226
Income Taxes	$—	$—

Non-cash financing activities
Debt discount recognized	267,861	—
Conversion of preferred stock to common stock	—	—
Conversion of convertible debt to common stock	88,250	—

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

 NOTE 1.

Nature of Operations:

Rx Safes, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2010. The Company designs, develops, engineers, and markets fingerprint medical devices and security storage solutions for consumers and healthcare professionals to regulate and secure the use of controlled substances at the end user (patient and consumer) level using patented, autonomous fingerprint technology that offers greater security and tighter controls over controlled substances

Interim reporting:

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, for the fiscal year ended December 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015, as applicable, have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2.

Summary of Significant Accounting Policies:

The financial statements of the Company have been prepared using U.S. GAAP that are applicable to a going concern which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

Management’s use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The components of inventory as of March 31, 2016 and December 31, 2015 are valued as follows:

	March 31, 2016	December 31, 2015
Safes	$5,224	$6,892
Brackets	44	44
Parts	2,200	2,200
Total Inventory	$7,468	$9,136

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $489 and $2,763 for the three months ended March 31, 2016 and 2015, respectively.

Rent expense

The Company pays rent on a month-to-month basis. Rent expense charged to operating expenses was $1,975 and $2,131 for the three months ended March 31, 2016 and 2015, respectively.

Intangible assets

Intangible assets are stated at cost less accumulated amortization and are amortized over their expected life. Currently the Company owns a patent which it amortizes over its remaining life.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $0 for the three months ended March 31, 2016 and 2015, respectively.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

Fair value measurements

U.S. GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

March 31, 2016

(UNAUDITED)

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

Stock-based Compensation

The Company adopted ASC 718, "Compensation - Stock Compensation" for stock-based compensation. ASC 718 requires that the fair value of the equity instruments (such as stock options) exchanged for services be recognized as an expense in the financial statements as the related services are performed

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

 Earnings Per Share

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

NOTE 3.

License Agreements

Included in the assets purchased from Axius Consulting Group, Inc. was a Patent & Licensing Rights Agreement with bioMETRX. The agreement grants the licensee a royalty based, ($.50 per unit) exclusive license under their Patent License to use, manufacture, have manufactured, license and/or sell licensed intellectual property for any legal purpose with North America within the health care and consumer health markets. The term of the agreement is from the effective date (March 1, 2009) to the full end of the term or terms for which Patent Rights have not expired or, if only Technology Rights are licensed and no Patent Rights are applicable, for a term of 9 years.

On November 11, 2015, the Company entered into a binding letter of intent to purchase all right, title and interest to patent number 7,806,852. The Company will pay to the seller 83,334 shares of the Company’s common stock. The Company shall pay the seller $1.5 per unit on sales of current product as well as $3.00 per unit on sales of new devices incorporating the patented encasement. If the Company sells a majority interest or there is a change in management from the original founders, the seller has the option to continue the royalty agreement or take a one-time $250,000 cash payout and waive future rights. On February 2, 2016 the Company entered into a definitive agreement with Philip Jurson MD and Steven F. Borsand. The agreement memorialized the terms set forth in the binding letter of intent executed on November 11, 2015 for the purchase of USPTO patent number 7,806,852

In the quarter ended March 31, 2016, the Company authorized the issuance of the shares and recorded the Patent as an Intangible Asset in the interim financial information.

On January 11, 2016, the Company entered into an intellectual property license agreement with Talon Brands, LLC. The agreement provides for the Company to license rights related to patent number 6,766,740 to Talon Brands allowing them to sell outlined products in return for a per unit license fee

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

 NOTE 4.

Income Taxes

As of March 31, 2016, the Company has net operating loss carry forwards of approximately $31,480,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2016 and December 31, 2015, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized no interest and penalties during the three months ended March 31, 2016 and year ending December 31, 2015, respectively.

The Company files U.S. federal tax returns and a tax return in states where obligated. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

NOTE 5.

Employment Agreements

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

On September 18, 2015, the employment contract was amended to re-price the exercise price on her 12,500 options from $0.25 to $0.001 per share resulting in additional estimated fair value of the stock options of $564,975 recognized as compensation expense (calculated using the Black Scholes option pricing model). In addition, the calculation of the exercise price which was exercisable at 50% of the trading price of the common shares was amended to apply the 50% discount to the lowest trading price of the Company’s common stock as reported on the OTCQB for the ten prior trading days including the day upon which a notice of conversion is received by the Company. Amendment for the ten day period resulted in an increase in the fair value of the options from, $.23 to $.25 applied per exercisable share.

On September 21, 2015 Ms. Yarde converted $87,500 of the unpaid compensation into 265,152 shares of the company stock.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

As of March 31, 2016 unpaid compensation under the agreement totaled $140,000.

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

(ii) 12,500 shares vest on July 1, 2015 with a strike price of $10.00 per share

(iii) 7,500 shares vest on January 1, 2016 with a strike price of $20.00 per share

(iv) 5,000 shares vest on January 1, 2017 with a strike price of $50.00 per share

On February 1, 2016, the Company and Ms. Yarde entered into an amendment to the employment agreement to increase her salary from $175,000 to $200,000 to be retroactive and amend the strike price on her options to $0.001. In addition, the Board of Directors awarded her a 30% performance bonus for her services.

The amendment of the strike price of the options was treated as a modification of an award according to ASC 718-20-35 and the incremental fair value of the award costs of $12,215 was recorded as compensation expense in the Statement of Operations for the three months ended March 31, 2016 .

On February 1, 2016 the Company executed an employment agreement with Mark Basile a Director of the Company. The employment calls for a base salary of $175,000 per annum. He is also entitled to a performance bonus of 25% of his base salary. In addition the Company will immediately grant to employee an option to purchase 50,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i) 25,000 shares vested immediately with a strike price of $0.001 per share.

(ii) 12,500 shares vest on the six month anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

(iii) 7,500 shares vest on the first anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

(iv) 5,000 shares vest on second anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

On February 1, 2016 the Company executed an employment agreement with William Koch a Director of the Company. The employment calls for a base salary of $150,000 per annum. He is also entitled to a performance bonus of 25% of his base salary. In addition the Company will immediately grant to employee an option to purchase 25,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i) 12,500 shares vested immediately with a strike price of $0.001 per share.

(ii) 6,250 shares vest on the six month anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

(iii) 3,750 shares vest on the first anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

(iv) 2,500 shares vest on second anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

On February 1, 2016 the Company executed an employment agreement with Faruk Ocetin a Director of the Company. The employment calls for a base salary of $125,000 per annum. He is also entitled to a performance bonus of 10% of his base salary. In addition the Company will immediately grant to employee an option to purchase 10,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i) 2,500 shares vested immediately with a strike price of $0.001 per share.

(ii) 2,500 shares vest on the six month anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

(iii) 2,500 shares vest on the first anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

(iv) 2,500 shares vest on second anniversary of the agreement if employee is still employed to the Company with a strike price of $0.001 per share

The estimated fair market value of the options granted to the Directors was calculated using the Black Scholes Model amounted to $192,906 of which $113,941 was charged to compensation expenses for the three months ended March 31, 2016.

NOTE 6.

Stock options and warrants

A summary of stock option and warrant activity as of March 31, 2016 is as follows:

Description	Stock Options	Warrants
Outstanding at January 1, 2015	50,000	41,250
Issued January 1, 2015	12,500
Issued January 1, 2015	12,500
Cancelled March 3, 2015	—	(41,250
Issued May 20, 2015	12,500	—
Issued May 28, 2015	—	500
Issued May 28, 2015	—	500
Issued June 2, 2015	—	500
Issued June 2, 2015	—	1,250
Issued June 22, 2015	12,500	—
Issued September 18, 2015	12,500	—
Issued February 1,2016	85,000	—
Outstanding at March 31, 2016	197,500	2,750

Employee stock options totaling 50,000 shares granted to Ms. Yarde on January 1, 2015, and as amended on February 1, 2016, can be exercised at any time, up to and including 24 months after expiration or termination of the agreement. The estimated fair value of the options at February 1, 2016 was $113,465, (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $.001 (adjusted for one for two hundred reverse split,) share price, respectively, exercise price, (iii) term of 3 years (iv) 268% expected volatility, respectively, and (v) 0.81%, risk free interest rate, respectively) will be expensed over the two year vesting period of the options.

Stock options totaling 62,500 were granted during the year of 2015 under the Director Compensation Plan effective January 1, 2015 to five directors in the amounts of 12,500 options to each. The estimated fair value totaled $1,347,926.

On February 1, 2016 stock options totaling 85,000 were granted to certain Directors under the Stock Option Plan. The estimated fair value of the options calculated using the Black Scholes option pricing model at an exercise price of $0.001 with expiration date of up to 2 years totaled $192,906.

Compensation expenses for the three months ended March 31, 2016 totaled $126,320. Total unrecognized cost as of March 31, 2016 amounted to $14,040.

On March 18, 2016, the Company’s board of directors amended the Rx Safes, Inc. 2015 Incentive Plan to increase the shares reserved under the Plan from 250,000 to 2,500,000 shares. There were no other amendments made to the Plan.

NOTE 7.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

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

Preferred Stock.

The company is authorized to issue a second class of 50,000,000 preferred shares. In May 2015, the Company initiated a private offering of units consisting of 240,000 shares of its newly created Series A Preferred Stock and a warrant to purchase our common stock, for $2.50 per unit. The Company sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares of our common stock at $.01 per share for total proceeds of $55,000. As of March 31, 2016 all series A shares were converted to common.

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

On February 1, 2016 100 shares of the Series B preferred stock were converted into 10,000,000 shares of common stock. The compensation expense associated with the conversion is $22,700,000 .

NOTE 8.

Agreements

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

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

On February 5, 2016 the Company entered into a non-exclusive investment banking agreement with Ascendiant Capital Markets, LLC. As part of the agreement Ascendiant is compensated on a performance basis to advise the Company with respect to the form and structure of capital transactions, to assist the Company in developing any necessary materials, to identify and make contact with prospective Investors, assist with the successful placement of a Transaction, assist the Company in conducting presentations and due diligence meetings with prospective Investors and provide such other financial advisory and investment banking services as are reasonably necessary to consummate each Transaction. This agreement was a temporary and transitional agreement until the company secured an exclusive investment banker that can provide multiple levels of funding to the company.

NOTE 9.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

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

On October 6, 2015, the Company entered into an agreement with Auctus Fund LLC to invest $55,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable July 6, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance. On March 31, 2016 the note was bought by EMA Financial LLC for $55,250 plus accrued interest of $2119.18.

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

March 31, 2016

(UNAUDITED)

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

March 31, 2016

(UNAUDITED)

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

On March 15, 2016, the Company entered into an agreement Crown Bridge Partners LLC to invest $36,000 into the Company in exchange for the issuance of a $40,000 convertible promissory note. The note bears interest at the rate of 8%. All outstanding interest and principle is due and payable March 15, 2017. Unpaid balance bears an interest at the rate of 22%.   The note is convertible by Crown Bridge Partners into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On March 29, 2016, the Company entered into an agreement Auctus Fund LLC to invest $108,000 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable December 29, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On March 31, 2016, the Company entered into an agreement EMA Financial LLC to invest $50,000 into the Company in exchange for the issuance of a $50,000 convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable March 28, 2017.  The note is convertible by EMA Financial into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance

On March 31, 2016 EMA Financial, LLC entered a debt purchase agreement with Auctus Fund LLC to purchase the note dated October 6, 2015 for the amount of $55,250 principal and $2,119.18 of accrued interest. Conversion of this note is subject to a leak-out agreement executed the same date.

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

The company identified embedded derivatives related to the EMA, LG Capital, and Auctus Fund LLC, Kodiak, Yoshar, Adar, APG Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. Under ASC-815, the conversion options embedded in the notes payable described in Note 8 require derivate liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at March 31, 2016 and December 31, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – March 31, 2016	$—	$—	$1,223,319	$1,222,319

Derivative Liability – December 31,2015	$—	$—	$$1,428,075	$1,428,075

At March 31, 2016, convertible notes payable consisted of:

Date of Note	Noteholder	Interest Rate	Maturity date	Face Value		OID	Proceeds	Unamortized Debt Discount	Net Carrying Amount
3/16/2016	EMA	8%	7/16/2016	55,250	(a)		55,250	19,559	35,691
10/7/2015	Kodiak	8%	10/7/2016	60,000	(b)	10,000	50,000	25,956	34,044
11/11/2015	EMA	8%	11/11/2016	50,000	(a)		50,000	30,738	19,262
12/16/2015	Auctus	8%	9/16/2016	110,000	(a)		110,000	67,600	42,400
10/26/2015	Adar Bays	8%	10/26/2017	27,000	(d)		27,000	21,201	2,438
1/20/2016	Yoshar	8%	1/20/2017	31,500	(a)	1,500	30,000	24,180	7,320
1/12/2016	Crownbridge	8%	1/12/2017	40,000	(a)	4,000	36000	28,230	11,770
1/22/2016	Auctus	8%	10/22/16	77,750	(c)		77,750	58,171	19,579
2/29/2016	Auctus	8%	11/29/2016	77,750	(c)		77,750	68,954	8,796
2/29/2016	APG Securities	8%	2/28/2017	31,500	(a)	1,500	30,000	27,452	4,048
3/15/2016	Crownbridge	8%	3/15/2017	40,000	(a)	4,000	36,000	34,422	1,578
3/28/2016	Auctus	8%	12/30/2016	108,000	(c)		108,000	107,607	393
3/29/2016	EMA	8%	3/28/2017	52,500	(a)		52,500	52,068	432
Totals				761,250		$21,000	740,250	566,138	195,112

(a) Convertible in shares of common stock 65% of the lowest closing for the twenty days trading immediately preceding the date of conversion.

(b) Convertible in shares of common stock 65% of the lowest closing for the ten days trading immediately preceding the date of conversion.

(c) Convertible in shares of common stock 70% of the lowest closing for the twenty days trading immediately preceding the date of conversion.

(d) Convertible in shares of common stock 65% multiplied by the average of the 3 lowest closing trading prices ten days prior to conversion.

NOTE 10.

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

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

NOTE 11.

Intangible Asset

Intangible asset consists of the following:

March 31, 2016

Patent (subject to amortization) $ 100,000

Less accumulated amortization $ 1,667

Intangible Asset, net of accumulated amortization $ 98,333

Effective February 2, 2016 the Company recorded the purchase of a patent valued at $100,000. The patent had already been in existence for approximately ten years and was assigned to the Company in exchange for stock valued at $100,000. Amortization is calculated over the remaining ten year life of the patent estimated at 20 years.

NOTE 12.

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the three months ended March 31, 2016 and 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

NOTE 13.

Legal Proceedings

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

On February 12, 2016 the company filed a lawsuit in New York against Kodiak Capital Group LLC, Ryan Hodson, BMA Securities, as well as Island Capital Management LLC. Kodiak fraudulently purchased the companies existing convertible note from LG capital. Kodiak then began converting the note into common stock. The suit claims that Ryan Hodson, the principal of Kodiak Capital, engaged in a scheme to defraud the company. Additionally, the suit claims Hodson and BMA Securities engaged in market manipulation causing damage to the company. Island Capital is accused of a breach of fiduciary responsibility, by issuing Kodiak the shares of stock. On May , 2016 a Notice of Dismissal was filed for the New York case and on 2016 May 5, 2016 the company filed a lawsuit against all Kodiak Capital Group et al in the District of California, asserting all of the same allegations as the previously filed New York case. The company re-filed the action in Federal Court in California to include a new state based fraud claim against the defendants that are California residents.

NOTE 14.

Subsequent Events

On April 18, 2016 the company entered into a purchase agreement with U.S. Home Builders Consultants, Inc. The agreement is to purchase up to 5,000 Rx DrugSAFE units over a two year period.

On April 8, 2016 EMA Financial converted $10,010 of convertible note to 15,400 shares of common stock.

On April 26, 2016 EMA Financial converted $10,400 of convertible note into 16,000 shares of common stock.

On April 22, 2016 the Company repaid the balance outstanding on, and retired the convertible note to Adar Bays LLC of $37,512 including the accrued interest.

On April 24, 2016 the Company engaged Mary Ellen Renna to be a spokesperson for the company. The agreement will be in effect for a period of two years, ending April 24, 2018 unless terminated early. Compensation is in the form of 100,000 shares of common stock. 50,000 shares will be issued upon execution of the agreement and 50,000 will be issued April 24, 2017.

On May 6, 2016 Auctus Fund LLC entered a debt purchase agreement with EMA Financial to purchase the note dated November 15, 2015 for the amount of $50,000 principal and $1,940 of accrued interest. Conversion of this note is subject to a leak-out agreement executed the same date

RX SAFES INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

On May 6, 2016 the Company entered into an agreement Auctus Fund LLC to invest $76,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 6, 2017.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On May 10, 2016 the Company entered into a consulting agreement for social media services. The consultant will promote the Company through various social media outlets. The initial term of the agreement is for two months. As compensation, the consultant will receive 20,000 shares of company stock.

On May 12, 2016 the Company entered into three agreements with Wellington Shields and Co, LLC, the Company’s new investment banker.

In the first agreement, the Company engaged and retained Wellington Shields as its financial advisor as it relates to a private placement of up to $1,000,000, terminating at the close of business October 31, 2016. In consideration for the services rendered by Wellington Shields the Company agrees to pay a placement success fee equal to 10% of the gross proceeds and a warrant to purchase common shares of the Company equal to 4% of the amount of the placement at a purchase price equal to 110% of the implied price per share of the placement.

In the second agreement the Company engaged and retained Wellington Shields as a placement agent to Rx Safes, Inc as it relates to acquisition financing of up to $15,000,000, terminating at the close of business December 1, 2016. In consideration for the services rendered by Wellington Shields, the Company agrees to pay placement success fee equal to 8% of the gross proceeds of the placement, common shares equal to 3% of the outstanding shares of Rx Safes, Inc. post closing and a monthly accruing retainer of $10,000 per month, payable at the time of a financing at any amount of $5 million.

In the third agreement the Company engaged and retained Wellington Shields as its Exclusive Investment Banker for a twelve-month term as it relates to a Public Offering of up to $40,000,000 on a national exchange. In consideration for the services rendered by Wellington Shields the Company agrees to pay offering commission equal to 6% of the gross proceeds of the sale of the Company’s shares and offering warrants equal to 3% of the amounts raised at a purchase price equal to 110% of the implied price per share of the sale or 110% of the public market closing price of the Company’s common stock on the date of the sale, whichever is lower.

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

Our product roadmap incorporates comprehensive solutions to address all aspects of drug security including:

▪	Secure medication storage products for use in home, in healthcare facilities and out in the field;
▪	Secure data, medication adherence and monitoring products;
▪	Secure drug delivery products;
▪	Drug drop-boxes to dispose unused medication;
▪	Integration of our products and technology via various communication protocols into enterprise Healthcare Information Systems (HIS); and
▪	Rx Safes Fingerprint technology interface – to be licensed or integrated in to OEM products through co-development.

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

In advance of us going into production with our Rx DrugSAFE Pro product, we needed to address the need for larger fingerprint controlled safe products in various professional environments. To meet these needs we have established an exclusive relationship with a safe manufacturer in Guangdong, China who manufactures a large assortment of quality safe products. Their fingerprint safes could not be sold in the US as they would infringe on our Intellectual Property so we are providing distribution for them in this market. We have recently secured our first order for one of these such products from Manhattan Ogden school district in Kansas and expect to expand our presence within school districts and other professional environments with these new product offerings.

We continue to identify new product opportunities for the implementation and licensing of our technology for commercial healthcare applications. To this end, we acquired rights to intellectual property to support the development of our innovative, biometrically controlled personal patient dosing device that is universal and works with all existing PCA (Patient Controlled Analgesia) infusion pumps offered by Smiths Medical, Carefusion,Abbott Laboratories, Baxter and Hospira. The Rx SafeDOSE product is designed to prevent the administration of pain medications, such as morphine, by unauthorized family members, caregivers or clinicians, which can have serious and sometimes fatal effects on a patient.

The company acquired patent number 7,806,852 – which covers the method and apparatus for patient-controlled medical therapeutics utilizing biometrics for patient controlled administration of pain medications, with a priority date in April 2006. This patent strengthens the company’s overall intellectual property portfolio and offers device specific protection for the Rx SafeDOSE product. The patent also includes claims that cover additional control features on the pendant, which will provide greater levels of safety for patients and allow Rx Safes the ability to lead the market for the secure patient administration of medications. The company believes that with the strength of the IP protection surrounding this product, along with our expertise in integrating biometrics into such products, the company will be able to leverage these aspects to establish relationships encompassing the regulatory approval and distribution of SafeDOSE with the leading OEM manufacturers in the PCA Infusion pump market. After receiving initial determination from the FDA that our Rx SafeDOSE product would require a “de-novo” application for 510K certification, the company determined that the best path to market would be to partner with OEMs (original equipment manufacturers), offering the SafeDOSE as a much needed improvement to their current patient controlled switches, which offer unsecure patient administration of IV pain medication via infusion pumps. We believe this model will significantly reduce the cost and time to market for the Rx SafeDOSE taking advantage of the OEM’s established distribution channels, brand recognition and their ability to expedite the FDA approval process for SafeDOSE as an improved accessory to their predicate devices. The Company has already begun dialog with some of these OEM manufactures and expects to have news about new partnerships for the Rx SafeDOSE product in subsequent filings.

The company is now offering a professional grade fingerprint padlock, the Rx FieldLOCK. The Rx FieldLOCK is a heavy duty steel forged fingerprint padlock that stores up to 64 unique users, 5 of which can be registered as administrators. Rx FieldLOCK also offers access via pin code to an additional 32 users as a back-up feature. Unlike traditional padlocks, there is no key required to unlock Rx FieldLOCK making access more secure, convenient and expeditious under high stress situations. Rx FieldLOCK has been primarily designed for use by EMS personnel, law enforcement, ambulance crews and fire departments to securely lock up a variety of cases used to transport medications and equipment in the field. We are taking steps to partner with GSA suppliers to have the Rx FieldLOCK included on the appropriate Federal Governments GSA schedule to facilitate streamlined purchase of the product by Government Agencies. The Rx FieldLOCK product can appeal to other large global industries and we have begun to establish relationships with distribution partners who can help offer this product in other markets.

The company has also recently launched a new product, the Rx SafeEHR, which is a HIPAA compliant, fingerprint-secured portable storage device that allows healthcare providers the ability to securely store and exchange patient health records with other medical professionals at the authority of the patient. The Rx SafeEHR also has application in various other markets and we have begun to explore opportunities in retail and other B2B markets outside of Healthcare.

The company is working on a number professional fingerprint storage solutions designed to provide a secure and convenient method to lock up prescription medications and other controlled substances for use by EMS workers, law enforcement, fire departments, ambulance companies and mobile health care workers while administering care in the field. These products consist of custom durable cases made by Pelican cases and will incorporate a customized fingerprint interface developed by Rx Safes to control access and to include audit tracking, scheduling and reporting capabilities. These products will include:

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

In addition to the aforementioned products, our product roadmap over the next 24 months includes a variety of new products incorporating our proprietary fingerprint interface including:

▪	Fingerprint OEM module incorporating bluetooth, wifi, RFID and other technology which can be integrated into existing legacy products to improve levels of security, tracking and reporting;
▪	Fingerprint Tele-Medicine solution;
▪	Biometric physical and electronic health records; and
▪	Custom fingerprint technology solutions.

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

We are in the early stages of establishing a market for our current and future products and we recognize the importance of having a strong sales and marketing plan. We have begun to establish new distribution relationships with various businesses and individuals to introduce the Rx DrugSAFE, Rx FieldLOCK, Rx SafeEHR and our overall technology offerings to the market. Our target customers for these products include:

▪	OEMs – Manufacturers of Medical Devices, Narcotics Safes etc.;
▪	Hospitals and Health Systems;
▪	Physicians
▪	Group Homes, Nursing Facilities and Hospice;
▪	Colleges Campuses;
▪	Home Health Care Providers; and
▪	Consumers with Children or Elderly Parents.

We are establishing a variety of channels to these customers through:

▪	Strategic relationships with leading industry stakeholders;
▪	OEM collaborations with brand named products and services companies;
▪	E-commerce – direct from company website and through online medical distributors/resellers;
▪	Private national and regional health insurers/Medicaid/Medicare;
▪	Medical equipment and supply distributors;
▪	Independent and retail chain pharmacies;
▪	Federal, State and Local Government Agencies – utilizing public grant funds targeted to reduce prescription drug abuse;
▪	Non-Profits and Community Coalitions Targeting prescription Drug Abuse;
▪	Independent Sales Reps and sales teams;
▪	Licensing our technology to key industry players;
▪	Pharmaceutical Companies that produce schedule 2 – 5 controlled substances;
▪	Medical and Dental Distributors; and
▪	Doctors.

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

Our key focus is to sell and distribute our products and technology through the development of business relationships with strategic partners who have a stake in our industry and have existing channels to market, or an audience for our products both in the consumer and commercial healthcare space. In support of this strategy we recently launched the Rx Safes, Inc. DoctorDIRECT™ program at the American College of Physicians Conference in Washington, DC. The DoctorDIRECT™ program is a simple, no-cost sales program that targets more than 150,000 physicians nationwide, offering them financial incentives and supporting materials to help patients and their families safely store prescription medications in the home. Physicians play an important role in patient education and safety when prescribing medication, and by participating in the program each physician will receive materials including custom prescription/order pads, drug abuse educational materials, as well as accreditation as a “Prescription Safety Advocate” practice, demonstrated by a shield which may be displayed in their practice. The program is designed to extend the reach of the Rx DrugSAFE product offering into the physician’s offices and their patient’s homes. The Doctor Direct Program is Sunshine Act exempt, and is both REMS and ACO compliant. We have developed a dedicated page at our website where physicians can register for the program and request supporting materials and we have also re-established our direct e-commerce capabilities to take orders from patients at our site.

We continue to work with CVS, one of the largest national retail pharmacy chains, with more than 7,800 stores in North America and retail pharmacy sales exceeding $16.7 billion in 2014, to make the Rx DrugSAFE product available to it’s customers. CVS is committed to providing the necessary resources, products and education for its customers to help reduce instances of addiction, abuse and accidental poisonings. We initially launched a pilot program with CVS to help drive sales of the Rx DrugSAFE product online at CVS.com. The program has been launched in 2 key strategic geographic markets initially, with the hopes that the results will warrant a national rollout some time in 2016. We are now in discussions with them to expand this relationship to make the Rx DrugSAFE available inside their bricks and mortat stores in some key markets. We have begun discussions with other leading retail pharmacy chains, including Walgreens, to introduce the Rx DrugSAFE to their customers both in store and through their online distribution channels.

We recently entered into a non-exclusive license agreement with a padlock company to use our fingerprint technology in the development of fingerprint padlock products, to be branded under a different name. We are hopeful that our collaboration will result in a brand name for these products and a stream of revenue from a partner that wants to use our technology in applications separate and apart from our own designs and target markets.

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

We have engaged with a leading provider of products into the educational market to provide the Rx DrugSAFE product for use in schools and college campuses. We are also working on a program with Fraternities and Sororities to introduce the Rx DrugSAFE through a grass roots effort on college campuses where prescription drug abuse has become a major issue.

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

Our ultimate goal for our consumer-focused products is to make them widely attainable to the public through medical reimbursement by transforming these products from secure storage to secure medication adherence products. To this end, we have begun planning for the introduction of new features to our consumer focused secure storage products to not only provide a secure means of storage in the home environment and while traveling but also to provide assistance to patients in taking their medications as prescribed. Once we have these features available we will be pursuing FDA registration, and will set aside funds to pay the necessary product and facility registrations and and to navigate CMS. We have already begun to communicate with private health insurance companies to discuss how implementing the Rx DrugSAFE as part of a program for their members could help prevent the number of incidences of accidental ingestion or cases of addiction in our teenage population and ultimately reduce financial burden caused by these preventable occurrences. With both CMS and private payers we want the Rx DrugSAFE to be recognized as medical equipment and be offered through reimbursement for the majority of the purchase price through their plans so that their members will only have to pay a small co-payment to purchase the product.

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

As part of the Company’s strategy to accomplish a listing to NASDAQ Capital Markets and to increase our opportunities to realize profitable growth and deliver shareholder value, we have been evaluating various synergistic acquisition targets. We have engaged in discussions with a number of private and public entities with complementary products and services, some of which have revenues and positive EBITDA. A number of the target companies have channels to market, which could create an opportunity for new market access to our products. We have also been looking at entities that would allow us to acquire skills and technologies needed to support our business more quickly or at lower cost than we could build in-house. We have not closed any transactions and we can provide no assurance that we will be able to find suitable candidates. We intend to continue to assess possible acquisition targets through the second quarter of 2016 and secure the services of an investment banker to assist us with raising acquisition capital and working with the Company to meet the NASDAQ Capital Markets listing requirements in conjunction with a public offering.

Results of Operations for the three and nine months ended March 31, 2016 and 2015

Revenues

Our total revenue reported for the three months ended March 31, 2016 was $3,063, a decrease from $49,920 for the same period ended 2015.

The revenues we had for the three months ended March 31, 2016 were predominantly from online sales of our Rx DrugSAFE product at CVS.com and Amazon.com. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses increased to $23,226,390 for the three months ended March 31, 2016 from $1,479,641 for the three months ended March 31, 2015.

The main reason for the sharp increase in operating expenses was due to a compensation expenses of $22,826,319 associated with the conversion of shares of Series B Preferred Stock into 10,000,000 shares of common stock.

The detail by major category is reflected in the table below.

	Three Months Ended March 31
	2016	2015

Merchant Account Fees	$449	$225
Filing Fees	450	—
Advertising and Promotion	489	2,763
Automobile Expense	1,912	607
Bank Service Charges	532	138
Commissions	34,770	—
Consulting	15,650	—
Dues and Subscriptions	256	—
Meals and Entertainment	2,129	1,267
Marketing Expenses	14,530	2,806
Computer and Internet Expenses	350	358
Conference and Seminar	5,045	6,290
Business Licenses	433	223
Insurance	5,582	1,291
Office Supplies	705	677
Office Expense	347	82
Salaries	202,500	43,750
Compensation Expense	22,826,319	1,403,657
Postage	1,033	1,006
Financial Reporting Services	2,989	198
Professional Fees	81,735	7,886
Rent Expense	1,974	2,131
Telephone Expenses	2,018	1,264
Travel Expense	17,093	3,004
Samples	485	—
Payroll Taxes	4,622	—
Supplier Licenses	134	—
Website	192	—
Amortization	1,667	—
Total Operating Expense	$23,226,390	$1,479,641

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Income (Expenses)

We had other income of $145,998 for the three months ended March 31, 2016 from other expenses of $31,865 for the three months ended March 31, 2015. The other income in 2016 was the result of a gain on the reevaluation of derivative liabilities of $357,114. This was offset by interest expense of $211,116.

Net Loss

We incurred a net loss of $23,078,996 for the three months ended March 31, 2016, compared to a net loss of $1,486,878 for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $204,216 and total current liabilities of $1,742,679. We had a working capital deficit of $1,538,463 as of March 31, 2016.

Operating activities used $259,607 in cash for three months ended March 31, 2016, as compared with cash provided of $2,181 for the same period ended 2015. Our net loss of $ $23,078,996, offset mainly by the conversion of our Series B Preferred Stock to common stock of $22,826,318 was the main component of our negative operating cash flow.

Cash flows provided by financing activities during the three months ended March 31, 2016 amounted to $428,350, as compared with $59,726 for the same period ended 2014. Proceeds from the issuance of convertible notes of $459,000, offset by repayments on related party loan advances of $3,150 and repayments on convertible notes of $27,500, were the main components of our positive financing cash flow.

We continue to be dependent on raising capital to operate the business and are in the process of pursuing a minimum of $1,00,000 equity investment to support our business objectives over the next 12 months. If we raise less than this amount, we will have to scale back our operations commensurate with the funding, if any, that we receive. This quarter and beyond, we have been able to raise some money. Our efforts are ongoing but we can provide no assurance that we will be able to raise the optimal amount needed to implement our business plan.

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

We paid off the remaining balance of $51,243 under a convertible note, which had partially converted, by securing additional convertible notes with face amounts of $60,000 and $55,250. In addition on March 4, 2016 the Company repaid the balance outstanding on the convertible note to JMJ of $27,788 including the OID and accrued interest and we recently repaid the balance outstanding on the convertible note to Adar Bays LLC of $37,512 including the accrued interest. These steps were taken to prevent further immediate dilution, which may have negatively impacted our stock. We have also been working with two of our note holders who have 144 eligible shares to lessen the impact of their conversions on our stock through the execution of strict leak out agreements whereby they are limited on the value of shares they can sell on a daily basis, which program is monitored by the company daily.

We have been busy strategizing and outlining a plan to meet the requirements for listing on a national exchange such as the NASDAQ. We believe that the NASDAQ will offer a more friendly, professional, stable and welcoming market for us. While we currently do not meet the listing requirements for the NASDAQ exchange, we are now positioning our company to start the process of meeting those requirements. As part of that process, we approved a 200 for 1 reverse split of our common stock. The market effective date for this transaction was November 12, 2015, where we went from approximately 270,000,000 shares issued and outstanding to about 1,350,000 shares outstanding, with about 250,000 shares in the public float. We believe this is necessary step and in the best long-term interest of all of our shareholders,

We hope the split will make us more attractive to institutional lenders whose investment strategies include working with companies to secure listing on the NASDAQ. Our Board has already begun developing and articulating a new business plan to attract seasoned investment bankers to assist us in raising equity capital as well as up-listing. This process will take time and is not guaranteed, but we believe with hard work and the right partners, it is extremely achievable. We have engaged Ascendiant Capital Markets in a non-exclusive capacity as an investment banker to facilitate introductions to, and assist with structuring short-term traditional funding and strategic partnerships. We are also in discussions with numerous top-tier investment banking forms in our efforts to secure long term funding. .

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the three months ending March 31, 2016 and year ended December 31, 2015. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 12, 2016 the company filed a lawsuit against Kodiak Capital Group LLC, Ryan Hodson, BMA Securities, as well as Island Capital Management LLC. Kodiak fraudulently purchased the companies existing convertible note from LG capital. Kodiak then began converting the note into common stock. The suit claims that Ryan Hodson, the principal of Kodiak Capital, engaged in a scheme to defraud the company. Additionally, the suit claims Hodson and BMA Securities engaged in market manipulation causing damage to the company. Island Capital is accused of a breach of fiduciary responsibility, by issuing Kodiak the shares of stock. In May, 2016 a Notice of Dismissal was filed for the New York case and on May 5, 2016 the company re-filed a lawsuit against all Kodiak Capital Group et al in the District of California, asserting all of the same allegations as the previously filed New York case. The case was re-filed in California Federal Court for the Central District of California because it allowed the company to include a California State law action for fraud against the California defendants that are residents of California.

Item 1A: Risk Factors

See risk factors included in the Company’s Annual Report on form 10-K for 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On April 24, 2016, we engaged Mary Ellen Renna to be a spokesperson for the company. The agreement will be in effect for a period of two years, ending April 24, 2018 unless terminated early. Compensation is in the form of 100,000 shares of common stock. 50,000 shares will be issued upon execution of the agreement and 50,000 will be issued April 24, 2017. The shares are unissued as of the date of this report.

On May 10, 2016, we entered into a consulting agreement for social media services. The consultant will promote us through various social media outlets. The initial term of the agreement is for two months. As compensation, the consultant will receive 20,000 shares of company stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX Safes, Inc.
Date:	May 23, 2016
By:	/s/ Lorraine Yarde
Lorraine Yarde
Title:	President, Chief Executive Officer, and Director

