Form 10-Q
period 2016-06-30
GeneSYS ID, Inc.
filed 2016-08-15
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55373

GeneSYS ID, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2928918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 Green Valley Parkway, Suite 300 Henderson, NV 89012
(Address of principal executive offices)

702-800-4620
(Registrant’s telephone number)
_____________________________________
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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,053,536 common shares as of August 8, 2016.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015;
F-2	Condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for six months ended June 30, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Unaudited Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

GeneSYS ID, Inc.

(formerly known as RX Safes, Inc.)

CONDENSED BALANCE SHEETS

	June 30, 2016 Unaudited	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$44,769	$25,711
Inventory	3,892	9,136
Accounts Receivable	5,473	1,146
Prepaid Expenses	—	4,358

Total Current Assets	54,134	40,351

Other Assets
Intangible net of amortization of $4,167	95,833	—

Total Assets	$149,967	$40,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Expenses	$410,934	$178,378
Loans Payable to Related Party	—	3,150
Convertible notes payable (net of unamortized discounts of $374,652 and $249,467 respectively)	424,541	114,033
Derivative Liability	638,226	1,428,075
Interest Payable	26,867	10,748

Total Current Liabilities	1,500,568	1,734,384

Long Term Liabilities
Convertible notes payable (net of unamortized discounts of $0 and $48,810 respectively)	—	5,690

Total Liabilities	1,500,568	1,740,074

Stockholders' Deficit

Preferred B stock, par value $.001, 50,000,000 authorized Preferred Series B: 1,900 and 2,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	2	2
Common stock, par value $.001, 500,000,000 authorized 12,541,202 and 1,467,498 shares issued and outstanding as of June 30, 2016 and December 31, 2015	12,541	1,467
Additional Paid in capital	30,320,457	6,703,570
Common Stock Subscribed	(2,500)	—
Accumulated Deficit	(31,681,101)	(8,404,762)

Total Stockholders' Deficit	(1,350,601)	(1,699,723)

Total Liabilities and Stockholders' Deficit	$149,967	$40,351

 See notes to interim condensed financial statements.

GeneSYS ID, Inc.

(formerly known as RX Safes, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$6,610	$643	$9,673	$50,564

COST OF GOODS SOLD
PRODUCT SOLD	5,384	217	7,051	25,510

GROSS PROFIT	1,226	426	2,622	25,054

OPERATING EXPENSES
General and Administrative	548,859	612,306	23,775,249	2,104,099

LOSS FROM OPERATIONS	(547,633)	(611,880)	(23,772,627)	(2,079,045)

OTHER INCOME (EXPENSES)
Gain (loss) on revaluation of derivative liability	645,093	(286,594)	1,002,207	(269,825)
Interest Expense	(294,802)	(70,695)	(505,919)	(119,328)

Total Other Income (Expenses)	350,291	(357,289)	496,288	(389,153)

Loss before income taxes	(197,342)	(969,169)	(23,276,339)	(2,468,198)

Provision for Income Taxes	—	—	—	—

Net Loss	$(197,342)	$(969,169)	$(23,276,339)	$(2,468,198)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)	$(2.25)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	11,876,700	115,095,072	10,360,839	115,095,072

See notes to interim condensed financial statements.

GeneSYS ID, Inc.

(formerly known as RX Safes, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net Loss	$(23,276,339)	$(2,468,198)

Adjustments to reconcile net loss to net cash used in operations
Conversion of Preferred Stock to Common Stock	22,700,000	1,883,750
Expenses related to issue of stock options	173,643	—
Common stock issued for services	163,006	1,100
Amortization of debt discounts	432,767	104,225
Amortization of patent	4,167	—
Loss (Gain) from valuation and revaluation of convertible debt	(1,002,207)	269,825

Decrease (increase) in assets
Inventory	5,244	25,582
Accounts receivable	(4,327)	—
Advance to Vendor	—	(4,850)
Prepaid expenses	4,358	—
Increase (decrease) in liabilities
Accounts payable & accrued expenses	232,556	93,348
Interest payable	19,448	140

Net cash used in operations	(547,684)	(95,078)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock	30,000	—
Proceeds from sale of Preferred Stock	—	55,000
Proceeds from issuance of convertible notes	595,750	203,250
Repayments of convertible notes	(54,500)	(50,000)
Accrued Interest paid on convertible notes repaid	(1,358)	—
Repayment of related party advances	(3,150)	(82,824)

Net cash from financing activities	566,742	125,426

NET INCREASE IN CASH	19,058	30,348

Cash and cash equivalents beginning of period	25,711	13,087

Cash and cash equivalents end of period	$44,769	$43,435

Supplemental Disclosure of Cash Flow information

Cash Paid
Interest	$63,904	$13,738

Income Taxes	$—	$—

Non Cash financing and investing activities

Debt discount recognized	$368,863	$238,250

Stock issued for Patent	$100,000	$—

Conversion of convertible debt to common stock	$348,883	$35,000

Common Stock Subscribed	$2,500	$—

 See notes to interim condensed financial statements.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

 NOTE 1.

Nature of Operations:

GeneSYS ID Inc. (Formerly known as Rx Safes, Inc.) (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2010. The Company designs, develop and manufactures innovative biometric products and systems that offer secure storage, access control, drug delivery and remote patient monitoring and medication adherence solutions in both home and professional environments as well as within healthcare facilities, improving security, safety, levels of patient care and employee accountability.

On June 28, 2016, the Company formed subsidiaries named GeneSYS ID, INC. with 100,000,000 authorized shares of capital stock, $0.001 par value per share, and GeneSYS RX, INC. also with 100,000,000 authorized shares of capital stock, $0.001 par value per share. These subsidiaries had no business transactions prior to June 30, 2016 other than incorporating.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, as applicable, have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

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

The components of inventory as of June 30, 2016 and December 31, 2015 are valued as follows:

	June 30, 2016	December 31, 2015
Safes	$3,891	$6,892
Brackets	2	44
Parts	—	2,200
Total Inventory	$3,893	$9,136

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $1,316 and $7,018 for the six months ended June 30, 2016 and 2015, respectively.

Rent expense

The Company pays rent on a month-to-month basis. Rent expense charged to operating expenses was $4,256 and $4,006 for the six months ended June 30, 2016 and 2015, respectively.

Intangible assets

Intangible assets are stated at cost less accumulated amortization and are amortized over their expected life. Currently the Company owns a patent which it amortizes over its remaining life.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $11,982 and $2,250 for the six months ended June 30, 2016 and 2015, respectively.

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

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

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

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

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

NOTE 3.

License Agreements

Included in the assets purchased from Axius Consulting Group, Inc. was a Patent & Licensing Rights Agreement with bioMETRX. The agreement grants the licensee a royalty based, ($.50 per unit) exclusive license under their Patent License to use, manufacture, have manufactured, license and/or sell licensed intellectual property for any legal purpose with North America within the health care and consumer markets. The term of the agreement is from the effective date (March 1, 2009) to the full end of the term or terms for which Patent Rights have not expired or, if only Technology Rights are licensed and no Patent Rights are applicable, for a term of 9 years.

On November 11, 2015, the Company entered into a binding letter of intent to purchase all right, title and interest to patent number 7,806,852. The Company will pay to the seller 83,334 shares of the Company’s common stock. The Company shall pay the seller $1.5 per unit on sales of current product as well as $3.00 per unit on sales of new devices incorporating the patented encasement. If the Company sells a majority interest or there is a change in management from the original founders, the seller has the option to continue the royalty agreement or take a one-time $250,000 cash payout and waive future rights. On February 2, 2016 the Company entered into a definitive agreement with Philip Jurson MD and Steven F. Borsand. The agreement memorialized the terms set forth in the binding letter of intent executed on November 11, 2015 for the purchase of USPTO patent number 7,806,852

In the previous quarter ended March 31, 2016, the Company authorized the issuance of the shares and recorded the Patent as an Intangible Asset in the interim financial information.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

NOTE 4.

Income Taxes

As of June 30, 2016, the Company has net operating loss carry forwards of approximately $31,700,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at June 30, 2016 and December 31, 2015, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized no interest and penalties during the three months and six months ended June 30, 2016 and year ending December 31, 2015, respectively.

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

On September 18, 2015, the employment contract was amended to re-price the exercise price on her 50,000 options from $0.25 to $0.001 per share resulting in additional estimated fair value of the stock options of $564,975 recognized as compensation expense (calculated using the Black Scholes option pricing model). In addition, the calculation of the exercise price which was exercisable at 50% of the trading price of the common shares was amended to apply the 50% discount to the lowest trading price of the Company’s common stock as reported on the OTCQB for the ten prior trading days including the day upon which a notice of conversion is received by the Company. Amendment for the ten day period resulted in an increase in the fair value of the options from $.23 to $.25 applied per exercisable share.

On September 21, 2015, Ms. Yarde converted $87,500 of the unpaid compensation into 265,152 shares of the Company’s common stock.

As of June 30, 2016, unpaid compensation under the agreement totaled $140,000.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

Upon the signing of the agreement, Ms. Yarde was granted employee stock options to purchase 50,000 shares of the Company’s Common Stock with vesting period and strike price as follows:

(i)	25,000 shares vested immediately with a strike price of $0.001 per share;

(ii)	12,500 shares vest on July 1, 2015 with a strike price of $0.001 per share;

(iii)	7,500 shares vest on January 1, 2016 with a strike price of $0.001 per share; and

(iv)	5,000 shares vest on January 1, 2017 with a strike price of $0.001 per share.

On February 1, 2016, the Company and Ms. Yarde entered into an amendment to the employment agreement to increase her salary from $175,000 to $200,000 to be retroactive and amend the strike price on her options to $0.001. In addition, the Board of Directors awarded her a 30% performance bonus for her services.

The amendment of the strike price of the options was treated as a modification of an award according to ASC 718-20-35 and the incremental fair value of the award costs of $12,215 was recorded as compensation expense in the Statement of Operations for the six months ended June 30, 2016.

On February 1, 2016, the Company executed an employment agreement with Mark Basile a Director of the Company. The employment calls for a base salary of $175,000 per annum. He is also entitled to a performance bonus of 25% of his base salary. In addition the Company will immediately grant to employee an option to purchase 50,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i)	25,000 shares vested immediately with a strike price of $0.001 per share;
(ii)	12,500 shares vest on the six month anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share;
(iii)	7,500 shares vest on the first anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share; and
(iv)	5,000 shares vest on the second anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share.

As of June 30, 2016, unpaid compensation under the agreement totaled $14,583.

On February 1, 2016, the Company executed an employment agreement with William Koch a Director of the Company. The employment calls for a salary of $150,000 per annum. He is also entitled to a performance bonus of 25% of his base salary. In addition, the Company will immediately grant to employee an option to purchase 25,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i)	12,500 shares vested immediately with a strike price of $0.001 per share;
(ii)	6,250 shares vest on the six month anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share;
(iii)	3,750 shares vest on the first anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share; and
(iv)	2,500 shares vest on the second anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share.

At June 30, 2016, unpaid compensation under the agreement is $34,375.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

On February 1, 2016, the Company executed an employment agreement with Faruk Okcetin a Director of the Company. The employment calls for a base salary of $125,000 per annum. He is also entitled to a performance bonus of 10% of his base salary. In addition, the Company will immediately grant to employee an option to purchase 10,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i)	2,500 shares vested immediately with a strike price of $0.001 per share;
(ii)	2,500 shares vest on the six month anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share;
(iii)	2,500 shares vest on the first anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share; and
(iv)	2,500 shares vest on the second anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share.

At June 30, 2016, unpaid compensation under the agreement is $41,667.

On May 23, 2016, the Company executed an employment agreement with J. Richard Iler to serve as Chief Financial Officer for the Company. The employment calls for a base salary of $100,000 per annum. He is also entitled to a performance bonus of 10% of his base salary. In addition, the Company will immediately grant to employee an option to purchase 25,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i)	12,500 shares vested immediately with a strike price of $0.001 per share;
(ii)	6,250 shares vest on the six month anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share;
(iii)	3,750 shares vest on the first anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share; and
(iv)	2,500 shares vest on the second anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share.

At June 30, 2016, unpaid compensation under the agreement is $10,410.

The estimated fair value of the options granted to the Officers was calculated using the Black Scholes Model and amounted to $212,882 of which $160,010 was charged to compensation expenses for the six months ended June 30, 2016. Unrecognized costs relating to these stock options totaled $51,454 as of June 30, 2016. Each director is entitled to director fees of $10,000 per annum. At June 30, 2016, unpaid accrued directors’ compensation is $20,000.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

NOTE 6.

Stock options and warrants

A summary of stock option and warrant activity as of June 30, 2016 is as follows:

Description	Stock Options	Warrants
Outstanding at January 1, 2015	50,000	41,250
Issued January 1, 2015	12,500
Issued January 1, 2015	12,500
Cancelled March 3, 2015	—	(41,250
Issued May 20, 2015	12,500	—
Issued May 28, 2015	—	500
Issued May 28, 2015	—	500
Issued June 2, 2015	—	500
Issued June 2, 2015	—	1,250
Issued June 22, 2015	12,500	—
Issued September 18, 2015	12,500	—
Issued February 1,2016	85,000	—
Issued May 23, 2016	25,000
Issued June 26, 2016		12,500
Issued June 27, 2016		137,500
Issued June 29, 2016		12,500
Outstanding at June 30, 2016	222,500	165,250

Employee stock options totaling 50,000 shares granted to Ms. Yarde on January 1, 2015, and as amended on February 1, 2016, can be exercised at any time, up to and including 24 months after expiration or termination of the agreement. The estimated fair value of the options at February 1, 2016 was $113,465 (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $.001 (adjusted for one for two hundred reverse split,) share price, respectively, exercise price, (iii) term of 3 years (iv) 268% expected volatility, respectively, and (v) 0.81%, risk free interest rate, respectively) will be expensed over the two year vesting period of the options.

Stock options totaling 62,500 were granted during the year of 2015 under the Director Compensation Plan effective January 1, 2015 to five directors in the amounts of 12,500 options to each. The estimated fair value totaled $1,347,926.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

On February 1, 2016, stock options totaling 85,000 were granted to certain Directors under the Stock Option Plan. The estimated fair value of the options calculated using the Black Scholes option pricing model at an exercise price of $0.001 with expiration date of up to 2 years totaled $192,906.

Compensation expenses for the six months ended June 30, 2016 totaled $173,643.

On March 18, 2016, the Company’s board of directors amended the Rx Safes, Inc. 2015 Incentive Plan to increase the shares reserved under the Plan from 250,000 to 2,500,000 shares. There were no other amendments made to the Plan.

NOTE 7.

Equity

Common Stock.

Stock Split

On August 22, 2012, the Company amended its Articles of Incorporation to split its outstanding shares of the company’s common stock at a ratio of 5-for-1. The par value of the common stock was decreased to $.001 and increased the number of authorized shares to issue to 250,000,000. The accompanying financial statements have been adjusted to retroactively reflect the stock split.

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

Reverse stock split

On September 28, 2015, the Company authorized a one for two hundred reverse split of the Company’s common stock issued and outstanding. Following this stock split the number of outstanding shares of the Company’s common stock decreased from 263,320,562 to 1,316,603. The accompanying financial statements have been adjusted to retroactively reflect the stock split.

On March 21, 2016, the Company filed a registration statement under Form S-8 to register 2,387,500 shares of common stock, which represents all reserved shares under the Plan not otherwise underlying prior outstanding options.

On June 26, 2016, the Company entered into a subscription agreement with a shareholder to purchase 25,000 shares of the Company common stock at a price of $0.10 per share for a total purchase price of $2,500. In addition, the shareholder received a warrant to purchase 12,500 shares of common stock at an exercise price of $0.50 per share.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

On June 27, 2016, the Company entered into a subscription agreement with a shareholder to purchase 275,000 shares of the Company common stock at a price of $0.10 per share for a total purchase price of $27,500. In addition, the shareholder received a warrant to purchase 137,500 shares of common stock at an exercise price of $0.50 per share.

On June 29, 2016, the Company entered into a subscription agreement with a shareholder to purchase 25,000 shares of the Company common stock at a price of $0.10 per share for a total purchase price of $2,500. In addition, the shareholder received a warrant to purchase 12,500 shares of common stock at an exercise price of $0.50 per share.

Preferred Stock.

The company is authorized to issue a second class of 50,000,000 preferred shares. In May 2015, the Company initiated a private offering of units consisting of 240,000 shares of its newly created Series A Preferred Stock and a warrant to purchase our common stock, for $2.50 per unit. The Company sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares of our common stock at $.01 per share for total proceeds of $55,000. As of June 30, 2016 all series A shares were converted to common.

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

On February 1, 2016, 100 shares of the Series B preferred stock were converted into 10,000,000 shares of common stock. The compensation expense associated with the conversion is $22,700,000.

NOTE 8.

Agreements

On April 18, 2016, the company entered into a purchase agreement with home improvements contractor. The agreement is to purchase up to 5,000 RX DrugSAFE units over a two year period.

On April 24, 2016 the Company engaged a pediatrician to be a spokesperson for the company. The agreement will be in effect for a period of two years, ending April 24, 2018 unless terminated early. Compensation is in the form of 100,000 shares of common stock. 50,000 shares will be issued upon execution of the agreement and 50,000 will be issued April 24, 2017.

On April 12, 2016 the Company engaged a law firm for representation in legal proceedings which are more fully disclosed in Note 13. Retainer is $20,000 and the length of service is ongoing.

On May 4, 2016 the Company entered into a shipping agreement with a distribution and fulfillment company from California for shipping services and temporary product storage while in transit. The pricing varies based on the number of hours worked, the volume of product handled, and the type of packaging involved. The term of the agreement is month to month.

The Company uses contract engineering services for part of its product development needs. On May 17, 2016 the Company executed a statement of work with one of these companies and a deposit of $5,987 was paid to this vendor representing half of the services, with the other half included in accounts payable at June 30, 2016. The order cost of $11,974 is included in R&D expenses for the six months ended June 30, 2016.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

On May 10, 2016, the Company entered into a consulting agreement for social media services. The consultant will promote the Company through various social media outlets. The initial term of the agreement is for two months. As compensation, the consultant will receive 20,000 shares of company stock, which has been recorded as expense for the six months ended June 30, 2016.

On May 16, 2016, the Company engaged the services of a CPA firm to process the recording of accounting transactions and assistance with financial reporting. The duration of the engagement began for the Form 10-Q for June 30, 2016, is ongoing, and fees are $1,500 monthly for prior month services, payable half in cash and half in stock, plus expenses, if any, reimbursed in cash.

On May 30, 2016, the Company entered into a consulting agreement for sales and distribution services. The agreement expires May 30, 2017, and calls for compensation of 75,000 shares of stock May 30, 2016 and 75,000 shares of stock September 19, 2016 and cash of 10% of net sales proceeds resulting from the efforts of the consultant.

On June 6, 2016, the Company entered into a consulting agreement with a consultant for an initial 2 month trial period, with compensation of 10,000 shares of stock and $2,500 cash on each of the dates June 5, 2016 and July 6, 2016.

On June 6, 2016, the Company entered into a consulting agreement with a medical device consulting company for an initial 3 month period with compensation of 15,000 shares of common stock for each month for a total of 45,000 shares, earned on a monthly basis but to be issued at the end of the 3 month term.

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

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

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

On November 11, 2015, the Company entered into an agreement with EMA Financial LLC to invest $50,000 into the Company in exchange for the issuance of a $50,000 convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable November 11, 2016.  The note is convertible by EMA Financial into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On December 16, 2015, the Company entered into an agreement with Auctus Fund LLC to invest $110,000 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable December 16, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On January 12, 2016, the Company entered into an agreement with Crown Bridge Partners LLC to invest $36,000 into the Company in exchange for the issuance of a $40,000 convertible promissory note. The note bears interest at the rate of 8%. All outstanding interest and principle is due and payable January 12, 2017. Unpaid balance bears an interest at the rate of 22%.   The note is convertible by Crown Bridge Partners into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On January 20, 2016, the Company entered into an agreement with Yoshar Trading LLC to invest $30,000 into the Company in exchange for the issuance of a $31,100 convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable January 20, 2017.  The note is convertible by Yoshar into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On January 22, 2016, the Company entered into an agreement with Auctus Fund LLC to invest $77,750 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable October 22, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On February 28, 2016, the Company entered into an agreement with APG Capital Holdings, LLC to invest a total of $63,000 into the Company in exchange for the issuance of 2 convertible promissory notes, each $31,500. The first $31,500 note is a front end note and was purchased by APG Capital Holdings, LLC on February 28, 2016. The second $31,500 note is a back end note and will be funded no later than October 29, 2016. The Company has the option to cancel the back end note and any obligation thereof by giving 30 days written notice of cancellation no later than the 5th month anniversary of the issuance of the front end note. The notes bear interest at the rate of 8%.  All outstanding interest and principle on the front end note is due and payable February 28, 2017.  The note is convertible by APG Capital Holdings, LLC into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by average of the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to prepay this note up to 180 days after issuance

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

On February 29, 2016, the Company entered into an agreement with Auctus Fund LLC to invest $77,750 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable November 29, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On March 15, 2016, the Company entered into an agreement with Crown Bridge Partners LLC to invest $36,000 into the Company in exchange for the issuance of a $40,000 convertible promissory note. The note bears interest at the rate of 8%. All outstanding interest and principle is due and payable March 15, 2017. Unpaid balance bears an interest at the rate of 22%.   The note is convertible by Crown Bridge Partners into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On March 29, 2016, the Company entered into an agreement with Auctus Fund LLC to invest $108,000 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable December 29, 2016.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days.

On March 31, 2016, the Company entered into an agreement with EMA Financial LLC to invest $50,000 into the Company in exchange for the issuance of a $50,000 convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable March 28, 2017.  The note is convertible by EMA Financial into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance

On March 31, 2016, EMA Financial, LLC entered a debt purchase agreement with Auctus Fund LLC to purchase the note dated October 6, 2015 for the amount of $55,250 principal and $2,119.18 of accrued interest. Conversion of this note is subject to a leak-out agreement executed the same date.

On April 8, 2016, EMA Financial elected to convert $10,010 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 15,400 shares of company stock.

On April 22, 2016, the Company repaid the balance outstanding on, and retired the convertible note to Adar Bays LLC of $37,512 including the accrued interest.

On April 26, 2016, EMA Financial elected to convert $10,400 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 16,000 shares of company stock.

On May 6, 2016, Auctus Fund LLC entered a debt purchase agreement with EMA Financial to purchase the note dated November 15, 2015 for the amount of $50,000 principal and $1,940 of accrued interest. Conversion of this note is subject to a leak-out agreement executed the same date.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

On May 6, 2016, the Company entered into an agreement with Auctus Fund LLC to invest $76,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 6, 2017.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On May 16, 2016, Auctus Fund LLC elected to convert $17,105 principal and $2,005 accrued interest on their note dated November 11, 2015. The Company issued to Auctus Fund 50,000 shares of company stock. The amount of principal remaining on the note after the conversion was $32,895

On May 23, 2016, the Company entered into an agreement with Black Mountain Equities, Inc. to invest up to $100,000 into the Company in exchange for a convertible promissory note. The note bears interest at the rate of 9.99%. All outstanding principle and interest is due and payable on May 26, 2017. The note is convertible by Black Mountain into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to prepay this note up to 90 days after issuance. As of June 30, 2016 only $25,000 of this note is funded.

On May 24, 2016, the Company entered into an agreement with Adar Bays, LLC to invest into the Company $35,000 in exchange for a convertible promissory note. The note bears interest at the rate of 8%. All outstanding principle and interest is due and payable on May 24, 2017. The note is convertible by Adar Bays into shares of the Company’s common stock at any time after 180 days from note issuance (November 20, 2016). The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to prepay this note plus accrued interest at 115% of face within 60 days from note issuance, at 125% of face within 61 to 120 days from note issuance, and at 135% of face within 121 to 180 days from note issuance, after which time the note may not be prepaid.

On May 25, 2016, EMA Financial elected to convert $8,472 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 25,004 shares of company stock.

On June 21, 2016, EMA Financial elected to convert $7,020 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 54,000 shares of company stock.

On June 29, 2016, Auctus Fund LLC elected to convert $18,800 principal and $310 accrued interest on their note dated November 11, 2015. The Company issued to Auctus Fund 191,110 shares of company stock. The amount of principal remaining on the note after the conversion is $14,096.

The company identified embedded derivatives related to the EMA, Auctus Fund LLC, Kodiak, Yoshar, Adar, APG, Black Mountain and Crownbridge Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. Under ASC-815, the conversion options embedded in the notes payable described in Note 8 require derivate liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at June 30, 2016 and December 31, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – June 30, 2016	$—	$—	$638,226	$638,226

Derivative Liability – December 31,2015	$—	$—	$1,428,075	$1,428,075

At June 30, 2016, convertible notes payable consisted of:

Date of Note	Noteholder	Interest Rate	Maturity date	Face Value		OID	Proceeds	Unamortized Debt Discount	Net Carrying Amount
10/7/2015	Kodiak	8%	10/7/2016	60,000	(b)	10,000	50,000	13,661	46,339
11/11/2015	Auctus	8%	11/11/2016	14,095	(a)		14,096	5,199	8,896
12/16/15	Auctus	8%	9/16/16	110,000	(a)		110,000	31,600	78,400
1/12/2016	Crownbridge	8%	1/12/2017	40,000	(a)	4,000	36,000	19,377	20,623
1/20/2016	Yoshar	8%	1/20/2017	31,500	(a)	1,500	30,000	16,803	14,697
1/22/2016	Auctus	8%	10/22/16	77,750	(c)		77,750	32,633	45,117
2/29/2016	APG Securities	8%	2/28/2017	31,500	(a)	1,500	30,000	20,055	11,445
2/29/2016	Auctus	8%	11/29/2016	77,750	(c)		77,750	43,415	34,335
3/15/2016	Crownbridge	8%	3/15/2017	40,000	(a)	4,000	36,000	25,545	14,455
3/16/16	EMA	8%	7/16/2016	19,348	(a)		19,348	1,088	18,260
3/28/2016	Auctus	8%	12/30/2016	108,000	(c)		108,000	72,262	35,738
3/29/2016	EMA	8%	3/28/2017	52,500	(a)		52,500	39,124	13,376
5/6/2016	Auctus	8%	12/30/2016	76,750	(c)		76,750	—	76,750
05/23/2016	Black Mountain	9.99%	5/26/2017	25,000	(d)		25,000	22,534	2,466
5/24/2016	Adar Bays	8%	5/24/2017	35,000	(d)		35,000	31,356	3,644

Totals				799,193		21,000	778,193	374,652	424,541

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

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

NOTE 10.

Development and Marketing Agreement

On July 30, 2015, the Company entered into a co-operative developing and marketing agreement with Patient Safety Devices (PSD). The agreement relates to co-development, co-marketing and sales of a biometric patient controlled analgesia device. The Company will be responsible for the engineering and prototyping testing and manufacturing of the product as well as contributing its patent license for the use of the biometrics. PSD is responsible for contributing the design specifications and functionality of the product and shall also contribute previously developed intellectual property, assets and relationships. PSD will assign the rights of intellectual property and assets formerly owned by Redesign Company LLC. The Company will be solely responsible for the final sale of the product. The Company will pay PSD a commission of 10% of net sales. The initial term of the agreement is five years, and shall be automatically renewed for successive periods of one year.

NOTE 11.

Intangible Asset

Intangible asset consists of the following:

June 30, 2016

Patent (subject to amortization) $ 100,000

Less accumulated amortization 4,167

Intangible Asset, net of accumulated amortization $ 95,833

Effective February 2, 2016, the Company recorded the purchase of a patent valued at $100,000. The patent had already been in existence for approximately ten years and was assigned to the Company in exchange for stock valued at $100,000. Amortization is calculated over the remaining ten year life of the patent estimated at 20 years.

NOTE 12.

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the six months ended June 30, 2016 and 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

NOTE 13.

Legal Proceedings

On March 5, 2015, Wall Street Buy Sell Hold filed a lawsuit against the Company in New York alleging breach of a consulting agreement between the parties. On March 10, 2015 the company filed a lawsuit against Wall Street Buy Hold Sell in Nevada. The suit claims WSBHS engaged in fraud as well as deceptive practices. The case is still in the motion phase.  The case the Company filed in Nevada against WSBSH has been stayed, pending a decision on a jurisdiction motion we filed in the New York case.  The Company has been asked by the judge to try to come to a settlement on the case in New York and has been negotiating back and forth with their attorneys to reach a mutually acceptable settlement. Meanwhile, the matter is scheduled for trial in the fall 2016.

On February 12, 2016, the company filed a lawsuit in New York against Kodiak Capital Group LLC, Ryan Hodson, BMA Securities, as well as Island Capital Management LLC. Kodiak fraudulently purchased the company’s existing convertible note from LG capital. Kodiak then began converting the note into common stock. The suit claims that Ryan Hodson, the principal of Kodiak Capital, engaged in a scheme to defraud the company. Additionally, the suit claims Hodson and BMA Securities engaged in market manipulation causing damage to the company. Island Capital is accused of a breach of fiduciary responsibility, by issuing Kodiak the shares of stock. On May , 2016 a Notice of Dismissal was filed for the New York case and on 2016 May 5, 2016 the company filed a lawsuit against all Kodiak Capital Group et al in the District of California, asserting all of the same allegations as the previously filed New York case. The company re-filed the action in Federal Court in California to include a new state based fraud claim against the defendants that are California residents. The Company’s counsel has failed to serve process on the defendants. The court has issued an order to show cause why the case should not be dismissed for lack of prosecution. The Company intends to prosecute the case and defend the dismissal brought by the court. The Company has been granted an extension to find new counsel for the matter.

NOTE 14.

Subsequent Events

On July 8, 2016 the Company entered into an agreement to purchase 100% of the membership interests of My Touch ID, LLC from its members Glenn McGinnis and Scott McGinnis, who each owned 50% of My Touch ID, LLC., for $125,000 payable in 357,143 shares of Company stock (based on the closing price of the Company’s stock on July 8, 2016 at $0.35 per share).

In addition, the Company agreed to pay to Sellers the following “Earn Out” as follows: 2.5% of any revenues up to a cap of $1,000,000 generated from the assets acquired and held in My TOUCH; and 0.5% of any revenues above $1,000,000 up to a cap of $5,000,000 generated from the assets acquired and held in My TOUCH. The Earn Out is payable in cash, common stock of the Company or a combination thereof, in the sole discretion of Sellers.

Under the Purchase Agreement, the Company is responsible for $2,500 in unpaid debts in My TOUCH and the Sellers were required to discharge all debt beyond that amount before the July 8, 2016 Closing Date.

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

On July 15, 2016 EMA Financial elected to convert $7,150 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 55,000 shares of company stock.

On July 18, 2016, Rx Safes, Inc. (the “Company”) entered into a Contribution Agreement (the “Agreement”) with GeneSYS-RX, Inc. (the “Subsidiary”), a Nevada corporation, pursuant to which the Company contributed certain assets and liabilities to the Subsidiary in exchange for 5,000,000 shares of common stock in the Subsidiary. The assets excluded all patents, designs, patent applications and trademarks currently owned by the Company as of the closing of the transfer. In addition, all variable rate convertible notes remained with the Company.

On July 20, 2016, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with its wholly owned subsidiary, GeneSYS ID, Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company’s board of directors authorized a change in the Company’s name to “GeneSYS ID, Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

On July 20, 2016, the Company formed a subsidiary named bioHEALTHMED, Inc., with 5,000,000 at $0.0001 par value authorized shares of voting common stock.

On July 29, 2016, FINRA announced the name/symbol change of ‘RX Safes, Inc.’ (RXSF) to “GeneSYS ID, Inc.” its Daily List and this change took effect at the open of business on August 1, 2016.  The new symbol for GeneSYS ID, Inc. is GNID.

On July 29, 2016, Crownbridge elected to convert $8,060 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 62,000 shares of company stock.

On August 3, 2016 shareholders were issued 325,000 shares of company stock in relation to subscription agreements referenced above in Note 7.

On August 3, 2016 a consultant was issued 9,204 shares of company stock for due diligence services..

On August 3, 2016 a consultant was issued 20,000 shares of company stock for IR services.

On August 5, 2016, Crownbridge elected to convert $7,508 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 77,000 shares of company stock.

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

Company Overview

GeneSYS ID, Inc. (formerly known as Rx Safes, Inc.) was incorporated in 2010 in the State of Nevada. The Company’s founders are pioneers in the fingerprint recognition market and have over 30 years combined experience designing, manufacturing and marketing fingerprint security products including garage door openers, front door locks, thermostats and mail boxes for companies such as Master Lock Corporation, Honeywell and The Overhead Door Company. They have developed marketing and sales programs through multiple distribution channels, including major retailers such as The Home Depot, Costco and Sears, and through development and distribution agreements with leading manufacturers in various targeted markets.

The founders initially saw an opportunity to apply their knowledge with the commercialization of this technology to provide secure storage solutions and devices for the consumer and professional healthcare markets. Recently, as part of the Company’s ongoing plans to expand the use of its intellectual property and in light of the Company’s recent acquisition of biometric access control company My TOUCH-ID, LLC, the Company underwent a restructuring and renaming whereby the parent holding entity is now identified as GeneSYS ID, Inc.  GeneSYS ID has three wholly owned subsidiaries, GeneSYS RX, Inc., the Company’s operating subsidiary through which the Company plans to continue to commercialize its IP into the consumer and professional medical and healthcare markets; My TOUCH ID, LLC, where the Company plans to implement its biometric technology in various consumer and commercial access control products; and bioHEALTH MED, Inc. under which the Company plans to develop an end-to-end remote patient monitoring and medication adherence system, where its IP will be used to authenticate both the patient and the patient data gathered, as well as to track the cycle of medication from dispensing to administration at the point of care.

As part of the Company’s strategy to accomplish a listing to NASDAQ Capital Markets and to increase the Company’s opportunities to realize profitable growth and deliver shareholder value, the Company has been evaluating various synergistic acquisition targets. The Company has been engaging in discussions with a number of private and public entities with complementary products and services, some of which have revenues and positive EBITDA. A number of the target companies have channels to market, which could create an opportunity for new market access for the Company’s products. The Company has also been looking at entities that would allow it to acquire skills and technologies needed to support the business more quickly or at lower cost than the Company could build in-house.

The recent acquisition of biometric access control business, My TOUCH ID, LLC, is an example of this and is believed to provide the Company with valuable intellectual property and the ability to expand the commercialization of its product offerings into new consumer and commercial access control markets.

The Company intends to continue to assess additional acquisition targets through the third quarter of 2016.

The Company’s wholly owned subsidiaries include:

GeneSYS RX, Inc.:

GeneSYS RX, Inc.’s focus is in the commercialization of the Company’s intellectual property into products and solutions, which address drug diversion, medication adherence and general loss prevention within professional and consumer healthcare environments. GeneSYS RX, Inc. has a number of fingerprint enabled products and solutions at various stages of development and commercialization to address these market needs including:

▪	Secure medication storage products for use in home, in healthcare facilities and out in the field;
▪	Secure data, medication adherence and monitoring products;
▪	Secure drug delivery products;
▪	Integration of products and technology via various communication protocols into enterprise Healthcare Information Systems (HIS); and
▪	Fingerprint technology interface – which can be licensed or integrated into OEM products through co-development.

In addition to the aforementioned products, the Company’s product roadmap over the next 24 months includes a variety of new products incorporating its proprietary fingerprint interface, including:

▪	Fingerprint OEM module incorporating Bluetooth, Wi-Fi, RFID and other technology which can be integrated into existing legacy products to improve levels of security, tracking and reporting;
▪	Fingerprint Tele-Medicine solution;
▪	Biometric physical and electronic health records; and
▪	Custom fingerprint technology solutions.

The Company is in the early stages of establishing a market for its current and future products and the Company recognizes the importance of having a strong sales and marketing plan. The Company has begun to establish new distribution relationships with various businesses and individuals to introduce the Rx DrugSAFE, Rx FieldLOCK, Rx SafeEHR and its overall technology offerings to the market. The Company’s target customers for these products include:

▪	OEMs – Manufacturers of Medical Devices, Narcotics Safes etc.;
▪	Hospitals and Health Systems;
▪	Physicians;
▪	Group Homes, Nursing Facilities and Hospice;
▪	Schools and Colleges Campuses;
▪	Home Health Care Providers; and
▪	Consumers with Children or Elderly Parents.

The Company is establishing a variety of channels to these customers through:

▪	Strategic relationships with leading industry stakeholders;
▪	OEM collaborations with brand named products and services companies;
▪	E-commerce – direct from company website and through online medical distributors/resellers;
▪	Private national and regional health insurers/Medicaid/Medicare;
▪	Medical equipment and supply distributors;
▪	Independent and retail chain pharmacies;
▪	Federal, State and Local Government Agencies – utilizing public grant funds targeted to reduce prescription drug abuse;
▪	Non-Profits and Community Coalitions Targeting prescription Drug Abuse;
▪	Independent Sales Reps and sales teams;
▪	Licensing our technology to key industry players;
▪	Pharmaceutical Companies that produce schedule 2 – 5 controlled substances;
▪	Medical and Dental Distributors; and
5

▪	Doctors.

The Company plans to build a strong foundation of technology and IP in the professional healthcare market for its medical device products and plans to leverage existing relationships enjoyed by major medical device manufacturers, where its products and technology can offer a real value proposition by introducing new innovation into legacy OEM products. This approach is expected to reduce the overall cost and time to market and is expected to establish credibility through the establishment of relationships with trusted brands in each respective market for the Company’s products.

The Company’s key focus is to sell and distribute its products and technology through the development of business relationships with strategic partners who have a stake in the industry and have existing channels to market, or an audience for the Company’s products both in the consumer and commercial healthcare space. In support of this strategy, the Company recently launched the DoctorDIRECT™ program at the American College of Physicians Conference in Washington, DC. The DoctorDIRECT™ program is a simple, no-cost sales program that targets more than 150,000 physicians nationwide, offering them financial incentives and supporting materials to help patients and their families safely store prescription medications in the home. Physicians play an important role in patient education and safety when prescribing medication, and by participating in the program each physician will receive materials including custom prescription/order pads, drug abuse educational materials, as well as accreditation as a “Prescription Safety Advocate” practice, demonstrated by a shield which may be displayed in their practice. The program is designed to extend the reach of the Company’s product offerings into physicians’ offices and their patients’ homes. The Doctor Direct Program is Sunshine Act exempt, and is both REMS and ACO compliant. The Company has developed a dedicated page at its website where physicians can register for the program and request supporting materials and the Company also has re-established its direct e-commerce capabilities to take orders from patients at the Company’s site.

My TOUCH ID, LLC.

Effective July 8, 2016, the Company closed a transaction to acquire 100% of the member interests in My TOUCH ID, LLC. My TOUCH ID, LLC develops and markets fingerprint activated Intelligent Access Devices (IADs) for homes and businesses. Its flagship product is the world’s first fingerprint padlock with a shackle that is inter-changeable without the need for any keys or tools. The company is also introducing a variety of access control products such as fingerprint safes, fingerprint garage door openers, fingerprint door locks, thermostats and mailboxes to the US market. The Company intends to leverage its founders’ extensive backgrounds as innovators in the consumer biometric market place to commercialize the My TOUCH product offerings, with plans to introduce the products to major retailers such as the Home Depot, Sears and Costco and OEM partners such as Masterlock, Honeywell and Kwikset where the Company’s management has former relationships. In addition, the founder and current President of My TOUCH ID, LLC, Glenn McGinnis, is a technology industry veteran and has had a lifetime of experience working in various technology sectors in global positions within IBM.  Glenn served as an engineer and manager at IBM for over 25 years and has over 20 years of global product development, manufacturing and consulting. This experience will be invaluable to the Company as a whole as it moves forward to expand its product and solutions roadmap.

My TOUCH ID, LLC has established sales relationships with customers such as Grainger and the Home Depot and Mr. McGinnis will be working with the Company’s management in an effort to expand these relationships and introduce cross-selling opportunities for other Company products.

bioHEALTH MED, Inc.

bioHEALTH MED, Inc. is a healthcare technology company with a mission of providing accurate, real-time remote patient monitoring solutions, leveraging the Company’s proprietary embedded biometric authentication technology for patient verification, medication adherence and vitals monitoring, to better ensure the accuracy of patient information, medication dosage and other important patient clinical data. The Company will provide these solutions to improve clinical trial results and to provide an interactive means for remote patient monitoring.

Verification and authentication of data in healthcare, especially in clinical trials, plays a very important role in the quality of care, can save costs, reduce risks and improve patient outcomes. From prescription medication fulfillment and dispensing, to remote patient monitoring with real time reports, the Company’s intellectual property allows it to offer what it believes is the most accurate end-to-end solutions on the market. The Company believes that pro-active, preventative care of patients outside of the physician’s office or other healthcare facility is key to maintaining patient health and avoiding unnecessary doctor and hospital visits. These unnecessary preventable visits place a huge avoidable financial burden on the healthcare system. As a result, CMS and private payers are now reimbursing physicians and health systems if they employ patient monitoring tools to manage the care of their patients remotely.

Until now there has not been a system that can properly validate the patient in a remote environment exposing these systems to potential fraudulent activity both on the part of the patient or the provider. Through bioHEALTH MED’s bioSKYMED™ system, the Company plans to introduce the next generation of patient care that incorporates one touch security, identification and authentication allowing full control to all aspects of health data, reducing doctor’s office visits, reducing prescription medication errors and providing reminders and alerts as well as real-time reports on patient progress through remote healthcare checks and medication regimen adherence.

In addition, currently within clinical research environments, the validity of data gathered from clinical trial participants is unreliable and voluntarily provided by the participant, which leaves room for considerable error and potential risk of adverse events post trial. The bioSKYMED™ system will provide real-time data capture identifying the trial participant and verifying the medication is taken as the regimen requires, ensuring proper data-integrity. The system will then automatically send this data to the CRO back-end for evaluation. The Company’s system will guarantee that the right dose is taken by the right patient at the right time and will provide significant benefits to pharmaceutical companies by improving the value of trial data and in doing so streamlining and expediting the drug approval process, saving millions of dollars in expenses, better validating drug efficacy and hence improving patient outcomes overall.

The Company believes that its IP provides a significant barrier to entry and means such that bioHEALTH MED is in a unique position to provide this type of authenticated solution to the market. The Company intends to raise capital independently for this venture to develop its end-to-end solution, acquire complimentary products and technologies to support this system and establish its footprint as an emerging provider of authenticated remote patient data in the marketplace.

The Company believes that this new comprehensive structure of wholly owned subsidiaries with clearly defined market objectives will provide the best opportunity for the Company to create increased shareholder value. The Company intends to further develop its plans for its subsidiaries through the third quarter of 2016. Additionally, the Company plans to continue to work with its bankers to secure interim funding for working capital and to pay off the current debt, to identify and secure capital for acquisition targets to support the Company’s various business objectives and to ultimately restructure the business and uplist to a national exchange.

Results of Operations for the three and six months ended June 30, 2016 and 2015

Revenues

Our total revenue reported for the three months ended June 30, 2016 was $6,610, an increase from $643 for the same period ended 2015. Our total revenue reported for the six months ended June 30, 2016 was $9,673, a decrease from $50,564 for the same period ended 2015.

The revenues we had for the three and six months ended June 30, 2016 were predominantly from online sales of our Rx DrugSAFE product at CVS.com and Amazon.com. We hope to achieve increased revenues once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses decreased to $548,859 for the three months ended June 30, 2016 from $612,306 for the three months ended June 30, 2015. Operating expenses increased to $23,775,249 for the six months ended June 30, 2016 from $2,104,099 for the six months ended June 30, 2015.

The main reason for the sharp increase in operating expenses was due to a compensation expenses of $22,700,000 associated with the conversion of shares of Series B Preferred Stock into 10,000,000 shares of common stock.

The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Merchant Account Fees	$169	$279	$618	$504
Filing Fees	100	—	550	—
Advertising and Promotion	827	4,345	1,316	7,108
Automobile Expense	1,047	1,126	2,959	1,733
Bank Service Charges	642	346	1,174	483
Business Licenses	2,550	556	2,983	779
Commissions		—	34,771	—
Consulting	148,925	1,100	164,575	1,100
Dues and Subscriptions
Freight and Shipping	—	—	—	1,068
Meals and Entertainment	3,906	1,375	6,035	2,642
Marketing Expenses	5,947	—	20,477	1,739
Computer and Internet Expenses	6,099	186	6,449	544
Conference and Seminar		—	5,045	—
Insurance	8,036	1,825	13,618	3,117
Investor Relations Expense	—	8,000	—	12,000

Office Supplies	2,751	696	3,456	1,373
Office Expense	380	484	728	565
Salaries	175,202	43,750	377,701	87,500
Compensation Expense	47,324	480,075	22,873,643	1,883,750
Postage	1,129	1,025	2,162	2,032
Financial Reporting Services	4,211	234	7,200	432
Product Development	11,982	2,250	11,982	2,250
Professional Fees	84,752	50,769	166,487	66,807
Rent Expense	2,282	1,875	4,256	4,006
Telephone Expenses	1,909	964	3,927	2,228
Trade Shows	13,241	6,294	13,241	12,583
Travel Expense	14,304	4,752	31,397	7,756
Samples		—	485	—
Payroll Taxes	8,644	—	13,266	—
Supplier Licenses		—	134	—
Website		—	191	—
Amortization	2,500	—	4,167	—

Total Operating Expense	$548,859	$612,306	$23,775,249	$2,104,099

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Income (Expenses)

We had other income of $350,291 for the three months ended June 30, 2016 from other expenses of $357,289 for the three months ended June 30, 2015. The other income for the three months ended June 30, 2016 was the result of a gain on the reevaluation of derivative liabilities of $645,093, offset by interest expense of $294,802. Other expenses for the three months ended June 30, 2015 was the result of a loss on the valuation and revaluation of derivative liabilities of $286,594 and interest expense including the amortization of debt discounts of $70,695.

We had other income of $496,288 for the six months ended June 30, 2016 from other expenses of $389,153 for the six months ended June 30, 2015. The other income for the six months ended June 30, 2016 was the result of a gain on the reevaluation of derivative liabilities of $1,002,207 offset by interest expense of $505,919. Other expenses for the three months ended June 30, 2015 was the result of a loss on the valuation and revaluation of derivative liabilities of $269,825 and interest expense including the amortization of debt discounts of $119,328.

Net Loss

We incurred a net loss of $197,342 for the three months ended June 30, 2016, compared to a net loss of $969,169 for the three months ended June 30, 2015. We incurred a net loss of $23,276,339 for the six months ended June 30, 2016, compared to a net loss of $2,468,198 for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of 54,134 and total current liabilities of $1,500,568. We had a working capital deficit of $1,443,934 as of June 30, 2016.

Operating activities used $547,684 in cash for six months ended June 30, 2016, as compared with cash used of $95,078 for the same period ended 2015. Our net loss of $23,276,339 was the main component of our negative operating cash flow, offset by $22,700,000 resulting from the conversion of shares of Series B Preferred Stock into 10,000,000 shares of common stock.

Cash flows provided by financing activities during the six months ended June 30, 2016 amounted to $566,742, as compared with $125,426 for the same period ended 2015. Proceeds from the issuance of convertible notes of $595,750 and common stock of $30,000, offset by repayments on related party loan advances of $3,150 and repayments on convertible notes of $88,334, were the main components of our positive financing cash flow during the six month ended June 30, 2016, offset mainly by repayments of convertible notes of $54,500.

We continue to be dependent on raising capital to operate the business and are in the process of pursuing a minimum of $1,000,000 equity investment to support our business objectives over the next 12 months. If we raise less than this amount, we will have to scale back our operations commensurate with the funding, if any, that we receive. This quarter and beyond, we have been able to raise some money. Our efforts are ongoing but we can provide no assurance that we will be able to raise the optimal amount needed to implement our business plan.

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

We paid off the remaining balance of $51,243 under a convertible note, which had partially converted, by securing additional convertible notes with face amounts of $60,000 and $55,250. In addition on March 4, 2016, we repaid the balance outstanding on the convertible note to JMJ of $27,788 including the OID and accrued interest and we recently repaid the balance outstanding on the convertible note to Adar Bays LLC of $37,512 including the accrued interest. These steps were taken to prevent further immediate dilution, which may have negatively impacted our stock. We have also been working with two of our note holders who have 144 eligible shares to lessen the impact of their conversions on our stock through the execution of strict leak out agreements whereby they are limited on the value of shares they can sell on a daily basis, which program is monitored by the company daily.

We have been busy strategizing and outlining a plan to meet the requirements for listing on a national exchange such as the NASDAQ. We believe that the NASDAQ will offer a more friendly, professional, stable and welcoming market for us. While we currently do not meet the listing requirements for the NASDAQ exchange, we are now positioning our company to start the process of meeting those requirements. As part of that process, we approved a 200 for 1 reverse split of our common stock. The market effective date for this transaction was November 12, 2015, where we went from approximately 270,000,000 shares issued and outstanding to about 1,350,000 shares outstanding, with about 250,000 shares in the public float. We believe this step is necessary and in the best long-term interest of all of our shareholders.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the three and six months ending June 30, 2016 and year ended December 31, 2015. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from that below, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Legal Proceedings

On March 5, 2015, Wall Street Buy Sell Hold filed a lawsuit against the Company in New York alleging breach of a consulting agreement between the parties. On March 10, 2015 the company filed a lawsuit against Wall Street Buy Hold Sell in Nevada. The suit claims WSBHS engaged in fraud as well as deceptive practices. The case is still in the motion phase.  The case the Company filed in Nevada against WSBSH has been stayed, pending a decision on a jurisdiction motion we filed in the New York case.  The Company has been asked by the judge to try to come to a settlement on the case in New York and has been negotiating back and forth with their attorneys to reach a mutually acceptable settlement. Meanwhile, the matter is scheduled for trial in the fall 2016.

On February 12, 2016, the company filed a lawsuit in New York against Kodiak Capital Group LLC, Ryan Hodson, BMA Securities, as well as Island Capital Management LLC. Kodiak fraudulently purchased the company’s existing convertible note from LG capital. Kodiak then began converting the note into common stock. The suit claims that Ryan Hodson, the principal of Kodiak Capital, engaged in a scheme to defraud the company. Additionally, the suit claims Hodson and BMA Securities engaged in market manipulation causing damage to the company. Island Capital is accused of a breach of fiduciary responsibility, by issuing Kodiak the shares of stock.

On May 3 , 2016 a Notice of Dismissal was filed for the New York case and on 2016 May 5, 2016 the company filed a lawsuit against all Kodiak Capital Group et al in the District of California, asserting all of the same allegations as the previously filed New York case. The company re-filed the action in Federal Court in California to include a new state based fraud claim against the defendants that are California residents. Our counsel has failed to serve process on the defendants. The court has issued an order to show cause why the case should not be dismissed for lack of prosecution. The Company intends to prosecute the case and defend the dismissal brought by the court. The Company has been granted an extension to find new counsel for the matter.

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

On April 8, 2016 EMA Financial elected to convert $10,010 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 15,400 shares of company stock.

On April 26, 2016, EMA Financial elected to convert $10,400 of the note purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 16,000 shares of company stock.

On May 6, 2016 the Company entered into an agreement with Auctus Fund LLC to invest $76,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable February 6, 2017.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On May 16, 2016 Auctus Fund LLC elected to convert $17,105 principal and $2,005 accrued interest on their note dated November 11, 2015. The Company issued to Auctus Fund 50,000 shares of company stock.

On May 16, 2016, the Company engaged the services of a CPA firm to process the recording of accounting transactions and assistance with financial reporting. The duration of the engagement began for the Form 10-Q for June 30, 2016, is ongoing, and fees are $1,500 monthly for prior month services, payable half in cash and half in stock, plus expenses, if any, reimbursed in cash.

On May 23, 2016 the Company entered into an agreement with Black Mountain Equities, Inc. to invest up to $100,000 into the Company in exchange for a convertible promissory note. The note bears interest at the rate of 9.99%. All outstanding principle and interest is due and payable on May 26, 2017. The note is convertible by Black Mountain into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to prepay this note up to 90 days after issuance. As of June 30, 2016 only $25,000 of this note is funded.

On May 24, 2016 the Company entered into an agreement with Adar Bays, LLC to invest into the Company $35,000 in exchange for a convertible promissory note. The note bears interest at the rate of 8%. All outstanding principle and interest is due and payable on May 24, 2017. The note is convertible by Adar Bays into shares of the Company’s common stock at any time after 180 days from note issuance (November 20, 2016). The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to prepay this note plus accrued interest at 115% of face within 60 days from note issuance, at 125% of face within 61 to 120 days from note issuance, and at 135% of face within 121 to 180 days from note issuance, after which time the note may not be prepaid.

On May 25, 2016 EMA Financial elected to convert $8,472 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 25,004 shares of company stock.

On May 30, 2016, the Company entered into a consulting agreement for sales and distribution services. The agreement expires May 30, 2017, and calls for compensation of 75,000 shares of stock May 30, 2016 and 75,000 shares of stock September 19, 2016 and cash of 10% of net sales proceeds resulting from the efforts of the consultant.

On June 6, 2016, the Company entered into a consulting agreement with a consultant for an initial 2 month trial period, with compensation of 10,000 shares of stock and $2,500 cash on each of the dates June 5, 2016 and July 6, 2016.

On June 6, 2016, the Company entered into a consulting agreement with medical device consultant for an initial 3 month period with compensation of 15,000 shares of common stock for each month for a total of 45,000 shares, earned on a monthly basis but to be issued at the end of the 3 month term.

On June 21, 2016 EMA Financial elected to convert $7,020 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 54,000 shares of company stock.

On June 26, 2016 the Company entered into a subscription agreement with a shareholder to purchase 25,000 shares of the Company common stock at a price of $0.10 per share for a total purchase price of $2,500. In addition, the shareholder received a warrant to purchase 12,500 shares of common stock at an exercise price of $0.50 per share.

On June 27, 2016 the Company entered into a subscription agreement with a shareholder to purchase 275,000 shares of the Company common stock at a price of $0.10 per share for a total purchase price of $27,500. In addition, the shareholder received a warrant to purchase 137,500 shares of common stock at an exercise price of $0.50 per share.

On June 29, 2016 the Company entered into a subscription agreement with a shareholder to purchase 25,000 shares of the Company common stock at a price of $0.10 per share for a total purchase price of $2,500. In addition, the shareholder received a warrant to purchase 12,500 shares of common stock at an exercise price of $0.50 per share.

On June 29, 2016 Auctus Fund LLC elected to convert $18,800 principal and $310 accrued interest on their note dated November 11, 2015. The Company issued to Auctus Fund 191,100 shares of company stock. The amount of principal remaining on the note after the conversion is $14,096.

On July 15, 2016 EMA Financial elected to convert $7,150 of the note the purchased from Auctus Fund on March 31, 2016. The Company issued to EMA Financial 55,000 shares of company stock.

On July 29, 2016, Crownbridge elected to convert $8,060 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 62,000 shares of company stock.

On August 3, 2016, a consultant was issued 9,204 shares of company stock for due diligence services.

On August 3, 2016, a consultant was issued 20,000 shares of company stock for IR services.

On August 5, 2016, Crownbridge elected to convert $7,508 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 77,000 shares of company stock.

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

Item 3. Defaults upon Senior Securities

None

 Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Consulting Agreement with Frank Okcetin, dated August 2015
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeneSYS ID, Inc.
Date:	August 15, 2016
By:	/s/ Lorraine Yarde
Lorraine Yarde
Title:	President, Chief Executive Officer, and Director

