Form 10-Q
period 2016-09-30
GeneSYS ID, Inc.
filed 2016-11-21
CIK 1599385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,437,232 common shares as of November 18, 2016.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015;
F-2	Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for nine months ended September 30, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Unaudited Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

GeneSYS ID, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$47,556	$25,711
Inventory	2,020	9,136
Accounts Receivable	8,011	1,146
Prepaid Expenses	6,556	4,358

Total Current Assets	64,143	40,351

Property and Equipment, net of accumulated depreciation of $0, and $0, respectively	125,000	—

Other Assets
Intangible net of amortization of $6,667	93,333	—

Total Other Assets	93,333	—

Total Assets	$282,476	$40,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Expenses	$589,449	$178,378
Loans Payable to Related Party	12,500	3,150
Convertible notes payable (net of unamortized discounts of $218,864 and $249,467 respectively)	597,446	114,033
Derivative Liability	8,391,814	1,428,075
Interest Payable	37,461	10,748

Total Current Liabilities	9,628,670	1,734,384

Long Term Liabilities
Convertible notes payable (net of unamortized discounts of $0 and $48,810 respectively)	—	5,690

Total Liabilities	9,628,670	1,740,074

Stockholders' Deficit

Preferred B stock, par value $.001, 50,000,000 authorized Preferred Series B: 1,900 and 2,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	2	2
Common stock, par value $.001, 500,000,000 authorized 17,437,228 and 1,467,498 shares issued and outstanding as of September 30, 2016 and December 31, 2015	17,437	1,467
Additional Paid in capital	30,587,812	6,703,570
Accumulated Deficit	(39,951,445)	(8,404,762)

Total Stockholders' Deficit	(9,346,194)	(1,699,723)

Total Liabilities and Stockholders' Deficit	$282,476	$40,351

See Accompanying Notes to Consolidated Financial Statements

GeneSYS ID, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$4,586	$—	$14,258	$50,563

COST OF GOODS SOLD
PRODUCT SOLD	4,495	—	11,545	25,510

GROSS PROFIT	91	—	2,713	25,053

OPERATING EXPENSES
General and Administrative	344,514	1,441,718	24,119,763	3,546,267

LOSS FROM OPERATIONS	(344,423)	(1,441,718)	(24,117,050)	(3,521,214)

OTHER INCOME (EXPENSES)
Gain (loss) on revaluation of derivative liability	(7,705,379)	(463,622)	(6,703,172)	(733,446)
Interest Expense	(220,542)	(173,932)	(726,461)	(293,261)

Total Other Income (Expenses)	(7,925,921)	(637,554)	(7,429,633)	(1,026,707)

Loss before income taxes	(8,270,344)	(2,079,272)	(31,546,683)	(4,547,921)

Provision for Income Taxes	—	—	—	—

Net Loss	$(8,270,344)	$(2,079,272)	$(31,546,683)	$(4,547,921)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.57)	$(0.00)	$(2.07)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATIONS	14,391,367	115,095,072	15,238,626	115,095,072

See Accompanying Notes to Consolidated Financial Statements

GeneSYS ID, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net Loss	$(31,546,683)	$(4,547,921)

Adjustments to reconcile net loss to net cash used in operations used in operations
Conversion of Preferred Stock to Common Stock	22,700,000	—
Expenses related to issue of stock options	193,377	3,205,400
Common stock issued for services	172,939	90,131
Amortization of debt discounts	644,687	278,080
Amortization of patent	6,667	—
Loss (Gain) from valuation and revaluation of convertible debt	6,703,172	733,446

Decrease (increase) in assets
Inventory	7,116	25,582
Accounts receivable	(6,865)	—
Advance to Vendor	—	(4,850)
Prepaid expenses	(2,198)	—
Increase (decrease) in liabilities
Accounts payable & accrued expenses	411,070	91,717
Interest payable	28,071	217

Net cash used in operations	(688,647)	(128,198)

FINANCING ACTIVITIES
Proceeds from sale of common stock	50,000	—
Proceeds from sale of Preferred Stock	—	55,000
Proceeds from issuance of convertible notes	707,000	203,250
Repayments of convertible notes	(54,500)	(50,000)
Accrued Interest paid on convertible notes repaid	(1,358)	—
Proceeds from related party advances	12,500	24,500
Repayment of related party advances	(3,150)	(108,823)

Net cash from financing activities	710,492	123,927

NET INCREASE (DECREASE) IN CASH	21,845	(4,271)

Cash beginning of period	25,711	13,087

Cash end of period	$47,556	$8,816

Supplemental Disclosure of Cash Flow information

Cash Paid
Interest	$63,904	$13,738

Income Taxes	$—	$—

Non Cash financing and investing activities

Debt discount recognized	$580,783	$278,080

Stock issued for Patent	$100,000	$—

Stock issued for subsidiary	$125,000	$—

Conversion of convertible debt to common stock	$558,896	$164,000

Conversion of preferred stock to common stock	$—	$22,000

See Accompanying Notes to Consolidated Financial Statements

GeneSYS ID, Inc.

(formerly known as RX Safes Inc. )

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

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

Principles of consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. For the three months and none months ended September 30, 2016 the results of operations of companies purchased are included from the dates of acquisition.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The components of inventory as of September 30, 2016 and December 31, 2015 are valued as follows:

	September 30, 2016	December 31, 2015
Safes	$2,000	$6,892
Brackets	20	44
Parts	—	2,200
Total Inventory	$2,020	$9,136

Property and Equipment and Depreciation

Property and Equipment are recorded at cost. Depreciation is recorded based on the estimated lives of the assets. Depreciation expense was $-0- for the nine months ended September 30, 2016.

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

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense charged to operating expenses was $1,688 and $10,588 for the nine months ended September 30, 2016 and 2015, respectively.

Rent expense

The Company pays rent on a month-to-month basis. Rent expense charged to operating expenses was $5,791 and $5,195 for the nine months ended September 30, 2016 and 2015, respectively.

Intangible assets

Intangible assets are stated at cost less accumulated amortization and are amortized over their expected life. Currently the Company owns a patent which it amortizes over its remaining life.

Research and development costs

Research and development costs, consisting primarily of expenditures paid to our manufacturing and development partner in China, are expensed as incurred. Research and development expense charged to operating expenses was $11,982 and $2,442 for the nine months ended September 30, 2016 and 2015, respectively.

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

 In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2016 and the Company will continue to assess the impact on its financial statements

Income Taxes

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

On January 11, 2016 the Company entered in an Intellectual Property Licensing agreement with Talon Brands, LLC. Under this agreement Talon Brands is responsible to pay a fee equivalent to $2.50 per unit sold in perpetuity unless or until the parties agree in writing to modify, enter into a new agreement or terminate the agreement. As a result of the acquisition of 100% of the membership interests of My TOUCH ID, LLC, (formerly Talon Brands, LLC.,) by the Company executed on July 8, 2016, all obligations under the prior licensing agreement were terminated.

NOTE 4.

Income Taxes

As of September 30, 2016, the Company has net operating loss carry forwards of approximately $39,951,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at September 30, 2016 and December 31, 2015, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized no interest and penalties during the three months and nine months ended September 30, 2016 and year ending December 31, 2015, respectively.

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

As of September 30, 2016, unpaid compensation under the agreement totaled $195,584.

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

The amendment of the strike price of the options was treated as a modification of an award according to ASC 718-20-35 and the incremental fair value of the award costs of $12,543 was recorded as compensation expense in the Statement of Operations for the nine months ended September 30, 2016

On February 1, 2016, the Company executed an employment agreement with Mark Basile a Director of the Company. The employment calls for a base salary of $175,000 per annum. He is also entitled to a performance bonus of 25% of his base salary. In addition the Company will immediately grant to employee an option to purchase 50,000 shares of the Company’s common stock with a vesting and strike price as follows:

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

Effective September 29, 2016, Mark Basile resigned as the Company’s Chief Strategy Officer and the Company’s board of directors appointed him to act as General Counsel. The Company entered into an Amended and Restated Employment Agreement (the “ Agreement” ) with Mr. Basile. The Agreement supersedes Mr. Basile’s employment agreement as Chief Strategy Officer in connection with his new appointment as General Counsel.

As of September 30, 2016, unpaid compensation under the agreement totaled $16,327.

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

At September 30, 2016, unpaid compensation under the agreement is $43,750.

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

At September 30, 2016, unpaid compensation under the agreement is $62,500.

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

At September 30, 2016, unpaid compensation under the agreement is $35,410.

On September 1, 2016, the Company executed an employment agreement with Glenn McGinnis to serve as Vice President of Product Development for the Company. The employment calls for a base salary of $150,000 per annum. He is also entitled to a performance bonus of 10% of his base salary. In addition, the Company will immediately grant to employee an option to purchase 25,000 shares of the Company’s common stock with a vesting and strike price as follows:

(i)	6,250 shares vested immediately with a strike price of $0.001 per share;

(ii)	6,250 shares vest on the six month anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share;

(ii)	6,250 shares vest on the six month anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share;
(iv)	6,250 shares vest on the second anniversary of the agreement if the employee is still employed to the Company with a strike price of $0.001 per share.

At September 30, 2016, unpaid compensation under the agreement is $12,500.

The estimated fair value of the options granted to the Officers was calculated using the Black Scholes Model and amounted to $225,577 of which $193,377 was charged to compensation expenses for the nine months ended September 30, 2016. Unrecognized costs relating to these stock options totaled $32,200 as of September 30, 2016.

Each director is entitled to director fees of $10,000 per annum. At September 30, 2016, unpaid accrued directors’ compensation is $35,000.

NOTE 6.

Stock options and warrants

A summary of stock option and warrant activity as of September 30, 2016 is as follows:

Description	Stock Options	Warrants
Outstanding at January 1, 2015	50,000	41,250
Issued January 1, 2015	12,500
Issued January 1, 2015	12,500
Cancelled March 3, 2015	—	(41,250
Issued May 20, 2015	12,500	—
Issued May 28, 2015	—	500
Issued May 28, 2015	—	500
Issued June 2, 2015	—	500
Issued June 2, 2015	—	1,250
Issued June 22, 2015	12,500	—
Issued September 18, 2015	12,500	—
Issued February 1,2016	85,000	—
Issued May 23, 2016	25,000
Issued June 26, 2016		12,500
Issued June 27, 2016		137,500
Issued June 29, 2016		12,500
Issued September 1, 2016	25,000
Outstanding at September 30, 2016	247,500	165,250

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

Preferred Stock.

The company is authorized to issue a second class of 50,000,000 preferred shares. In May 2015, the Company initiated a private offering of units consisting of 240,000 shares of its newly created Series A Preferred Stock and a warrant to purchase our common stock, for $2.50 per unit. The Company sold 22,000 units, consisting of 22,000 shares of our Series A Preferred Stock and warrants to purchase 550,000 shares of our common stock at $.01 per share for total proceeds of $55,000. As of September 30, 2016 all series A shares were converted to common.

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

NOTE 8.

Agreements

On August 3, 2016 the Company entered into a subscription agreement with a shareholder to purchase 50,000 shares of the Company common stock at a price of $0.05 per share for a total purchase price of $2,500.

On August 4, 2016 the Company entered into a subscription agreement with a shareholder to purchase 100,000 shares of the Company common stock at a price of $0.05 per share for a total purchase price of $5,000.

On August 5, 2016 the Company entered into an agreement with a legal consultant to perform intellectual property consulting services. The initial term of this agreement is for one year of services. The Company issued the consultant 25,000 shares of Company stock with a value of $4,725 as a retainer for these services.

On August 23, 2016 the Company entered into a subscription agreement with a shareholder to purchase 200,000 shares of the Company common stock at a price of $0.05 per share for a total purchase price of $10,000.

On September 6, 2016 the Company entered into an agreement with an engineering and design consultant for an initial 12 month period. Under the agreement the Company issued the consultant 50,000 shares of Company stock with a value of $1,000 as a retainer. In addition, the consultant will receive $2,500 cash compensation and $2,500 in shares of Company stock on a monthly basis. The cash based compensation will be accrued until such time as the Company has adequate capital resources to make the payment.

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

On May 23, 2016, the Company entered into an agreement with Black Mountain Equities, Inc. to invest up to $100,000 into the Company in exchange for a convertible promissory note. The note bears interest at the rate of 9.99%. All outstanding principle and interest is due and payable on May 26, 2017. The note is convertible by Black Mountain into shares of the Company’s common stock at any time on or after the Issuance Date. The conversion price for each share is equal to 65% multiplied by the lowest trading price of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to prepay this note up to 90 days after issuance. As of September 30, 2016 only $25,000 of this note is funded.

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

On July 15, 2016 EMA Financial elected to convert $7,150 of the principal of the note the purchased from Auctus Fund, LLC on March 31, 2016 originally issued on October 6, 2015. The Company issued to EMA Financial 55,000 shares of company stock.

On July 29, 2016, Crownbridge elected to convert $8,060 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 62,000 shares of Company stock.

On August 3, 2016 the Company issued 9,204 shares of Company stock to a consultant for services performed under an agreement originally signed on May 6, 2015.

On August 3, 2016 the Company issued 20,000 shares to a consultant for services performed under an agreement originally signed on June 6, 2016.

On August 5, 2016, Crownbridge elected to convert $7,508 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 77,000 shares of Company stock.

On August 15, 2016 Yoshar Trading, LLC elected to convert $3,000 of the principal of the note issued on January 20, 2016. The Company issued to Yoshar 43,956 shares of Company stock.

On August 24, 2016 EMA Financial elected to convert $6,825 of the principal of the note the purchased from Auctus Fund, LLC on March 31, 2016 originally issued on October 6, 2015. The Company issued to EMA Financial 100,000 shares of Company stock.

On August 24, 2016 the Company entered into an agreement with EMA Financial, LLC to invest $40,000 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable August 24, 2017.  The note is convertible by EMA into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 50% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 3 months after issuance.

On August 26, 2016 the Company entered into an agreement with Auctus Fund LLC to invest $41,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable May 26, 2017.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On August 31, 2016, Crownbridge elected to convert $7,956 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 390,000 shares of Company stock.

On August 31, 2016 Yoshar Trading, LLC elected to convert $3,000 of the principal of the note issued on January 20, 2016. The Company issued to Yoshar 153,846 shares of Company stock.

On September 6, 2016 Yoshar Trading, LLC elected to convert $4,000 of the principal of the note issued on January 20, 2016. The Company issued to Yoshar 361,991 shares of Company stock.

On September 6, 2016, APG Capital Holdings, LLC elected to convert $4,000 of the principal amount and $165 of interest of a note issued on February 29, 2016. The Company issued to APG 376,906 shares of Company stock.

On September 6, 2016, Crownbridge elected to convert $7,007 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 687,000 shares of Company stock.

On September 6, 2016 EMA Financial elected to convert $4,420 of the principal of the note the purchased from Auctus Fund, LLC on March 31, 2016 originally issued on October 6, 2015. The Company issued to EMA Financial 400,000 shares of Company stock.

On September 6, 2016 the Company issued 92,105 shares of Company stock to a consultant for services performed under an agreement originally signed on May 6, 2015.

On September 26, 2016, Crownbridge elected to convert $2,473 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 687,000 shares of Company stock.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at September 30, 2016 and December 31, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – September 30, 2016	$—	$—	$8,391,814	$8,391,814

Derivative Liability – December 31,2015	$—	$—	$1,428,075	$1,428,075

At September 30, 2016, convertible notes payable consisted of:

Date of Note	Noteholder	Interest Rate	Maturity date	Face Value		OID	Proceeds	Unamortized Debt Discount	Net Carrying Amount
10/7/2015	Kodiak	8%	10/7/2016	60,000	(b)	10,000	50,000	966	59,034
11/11/2015	Auctus	8%	11/11/2016	14,096	(a)		14,096	1,630	12,466
12/16/15	Auctus	8%	9/16/16	80,266	(a)		80,266	—	80,266
1/12/2016	Crownbridge	8%	1/12/2017	6,996	(a)	4,000	2,996	1,773	5,223
1/20/2016	Yoshar	8%	1/20/2017	22,500	(a)	1,500	21,000	6,847	15,653
1/22/2016	Auctus	8%	10/22/16	77,750	(c)		77,750	6,297	71,453
2/29/2016	APG Securities	8%	2/28/2017	27,500	(a)	1,500	26,000	10,880	16,620
2/29/2016	Auctus	8%	11/29/2016	77,750	(c)		77,750	17,138	60,612
3/15/2016	Crownbridge	8%	3/15/2017	40,000	(a)	4,000	36,000	16,436	23,564
3/16/16	EMA	8%	7/16/2016	952	(a)		952	—	952
3/28/2016	Auctus	8%	12/30/2016	108,000	(c)		108,000	35,933	72,067
3/29/2016	EMA	8%	3/28/2017	52,500	(a)		52,500	25,842	26,658
5/6/2016	Auctus	8%	12/30/2016	76,750	(c)		76,750	—	76,750
05/23/2016	Black Mountain	9.99%	5/26/2017	25,000	(d)		25,000	16,252	8,748
5/24/2016	Adar Bays	8%	5/24/2017	35,000	(d)		35,000	22,561	12,439
8/24/2016	EMA	8%	8/24/2017	40,000	(e)		40,000	35,945	4,055
8/26/2016	Auctus	8%	5/26/2017	41,250			41,250	—	41,250
1/20/2016	Yoshar	8%	1/20//2017	30,000			30,000	20,364	9,636
Totals				816,310		21,000	795,310	218,864	597,446

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

(e)  Convertible in shares of common stock 50% multiplied by the average of the 3 lowest closing trading prices twenty days prior to conversion.

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

NOTE 11.

Intangible Asset

Intangible asset consists of the following:

September 30, 2016

Patent (subject to amortization) $ 100,000

Less accumulated amortization 6,667

Intangible Asset, net of accumulated amortization $ 93,333

Effective February 2, 2016, the Company recorded the purchase of a patent valued at $100,000. The patent had already been in existence for approximately ten years and was assigned to the Company in exchange for stock valued at $100,000. Amortization is calculated over the remaining ten year life of the patent estimated at 20 years.

NOTE 12

Assets acquired from the MY Touch ID LLC purchase

On July 8, 2016 the company purchased 100% interest in My Touch LLC (The LLC), which includes all of its assets for $125,000. As of September 30, 2016 the company estimated that there were no change in the value of the assets acquired.

NOTE 13.

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company had minimal revenues for the nine months ended September 30, 2016 and 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 14.

Legal Proceedings

Legal Proceedings

On March 5, 2015, Wall Street Buy Sell Hold filed a lawsuit against the Company in New York alleging breach of a consulting agreement between the parties. On March 10, 2015 the company filed a lawsuit against Wall Street Buy Hold Sell in Nevada. The suit claims WSBHS engaged in fraud as well as deceptive practices. The case is still in the motion phase.  The case the Company filed in Nevada against WSBSH has been stayed, pending a decision on a jurisdiction motion we filed in the New York case.  The Company has been asked by the judge in the New York case to try to come to a settlement and we have been negotiating back and forth with their attorneys to reach a mutually acceptable settlement. Meanwhile, the court has scheduled a date, November 22, 2016, at which time the company will either announce the settlement or move forward with its Motion to Dismiss based on procedural failures by the Plaintiff.

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

On May 3 , 2016 a Notice of Dismissal was filed for the New York case and on 2016 May 5, 2016 the company filed a lawsuit against all Kodiak Capital Group et al in the District of California, asserting all of the same allegations as the previously filed New York case. The company re-filed the action in Federal Court in California to include a new state based fraud claim against the defendants that are California residents. Our counsel failed to serve process on the defendants. The court dismissed the case on the procedural ground of lack of prosecution. The Company terminated its litigation counsel due to lack of oversight and other administrative disputes with counsel. It is expected that this lawsuit will be refiled in early 2017. The Statute of Limitations for this action is 6 years so the Company has anple time to refile this action.

NOTE 15.

Subsequent Events

On October 1, 2016 the Company entered into an agreement with a consultant to perform investor relations and social media services. The initial term of this agreement is for three months of services. As compensation for services the consultant shall be entitled to receive 300,000 (Three Hundred Thousand) shares of Company stock.

On October 4, 2016 the majority of the Series B Preferred shareholders voted in favor of increasing the number of authorized Series B shares from 2,000 to 2,550 and the Company filed an amended Certificate of Designation with the Nevada Secretary of State to reflect this increase.

On October 4, 2016 the Board of Directors voted in favor of issuing new Series B shares as follows:

  20 Preferred B Shares to Faruk Okcetin
  20 Preferred B shares to Glenn McGinnis
  10 Preferred B Shares to J. Richard Iler
  147 Preferred B Shares to Lorraine Yarde

On October 24, 2016 Mr. Iler’s Employment Agreement was amended (the “Amended and Restated Employment Agreement”) to extend the term of employment, amend the employment from part-time to full time and to increase Mr. Iler’s salary from $100,000 to $125,000.

On November 11, 2016 the Company entered into an agreement with Cleartrust, LLC., to be engaged as the Company’s new Transfer Agent. The agreement will be in effect until canceled by either party. Cancellation of the agreement by the Company requires thirty day advanced written notice. Cancellation of the agreement by the Transfer Agent requires ten day advance written notice. In accepting appointment as Transfer Agent for the Company, both the Transfer Agent and Company hereby acknowledge that the Transfer Agent does not assume any contracts or agreements entered into by any prior Transfer Agent, the Company, or any Third Party.

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

The founders initially saw an opportunity to apply their knowledge with the commercialization of this technology to provide secure storage solutions and devices for the consumer and professional healthcare markets. Recently, as part of the Company’s ongoing plans to expand the use of its intellectual property and in light of the Company’s recent acquisition of biometric access control company My TOUCH-ID, LLC, the Company underwent a restructuring and renaming whereby the parent holding entity is now identified as GeneSYS ID, Inc.  GeneSYS ID has three wholly owned subsidiaries; GeneSYS RX, Inc., one of the Company’s operating subsidiaries through which the Company continues to commercialize its IP into the consumer and professional medical and healthcare markets; My TOUCH ID, LLC, through which the Company implements its biometric technology in various consumer and commercial access control products; and bioHEALTHMED, Inc. through which the Company is developing an end-to-end clinical trials management system (CTMS) and remote patient monitoring and medication adherence system, where its IP will be used to authenticate both the patient and the patient data gathered, as well as to track the cycle of medication from dispensing to administration at the point of care.   This restructuring also provides the Company with greater opportunity to secure capital for operations as each subsidiary has the ability to independently raise capital as a private entity without relying upon the parent Company’s market capitalization for valuation purposes. All of the intellectual property continues to be held by the GeneSYS ID, Inc. and will be licensed to the respective subsidiaries as needed.

The Company continues to evaluate various synergistic acquisition targets. The Company has been engaging in discussions with a number of private and public entities with complementary products and services, some of which have revenues and positive EBITDA. A number of the target companies have channels to market, which could create an opportunity for new market access for the Company’s products. The Company is also looking at entities that would allow it to acquire skills and technologies needed to support the business more quickly or at lower cost than the Company could build in-house.

The recent acquisition of biometric access control business, My TOUCH ID, LLC, on July 8, 2016 is an example of this and is believed to provide the Company with valuable intellectual property and the ability to expand the commercialization of its product offerings into new consumer and commercial access control markets.

The Company intends to continue to assess additional acquisition targets through the end of the year.

 The Company’s wholly owned subsidiaries include:

GeneSYS RX, Inc.:

GeneSYS RX, Inc.’s focus is in the commercialization of the Company’s intellectual property into products and solutions, addressing drug diversion, medication adherence and general loss prevention within professional and consumer healthcare environments. GeneSYS RX, Inc. has and is developing a number of fingerprint enabled products and solutions to address these market needs including:

•  Secure medication storage products for use in home, in healthcare facilities and out in the field;

•  Secure data, medication adherence and monitoring products;

•  Secure drug delivery products;

• Integration of products and technology via various communication protocols into enterprise Healthcare Information Systems (HIS); and

•  Fingerprint technology interface – which can be licensed or integrated into OEM products through co-development.

In addition to the aforementioned products, the Company’s product roadmap over the next 24 months includes a variety of new products incorporating its proprietary fingerprint interface, including:

•  Fingerprint OEM module incorporating Bluetooth, Wi-Fi, RFID and other technology which can be integrated into existing legacy products to improve levels of security, tracking and reporting;

•  Fingerprint Tele-Medicine solution;

•  Biometric physical and electronic health records; and

•  Custom fingerprint technology solutions.

The Company is in the early stages of establishing a market for its current and future products and the Company recognizes the importance of having a strong sales and marketing plan. The Company has begun to establish new distribution relationships with various businesses and individuals to introduce the Rx DrugSAFE, Rx FieldLOCK, Rx SafeEHR and its overall technology offerings to the market. The Company’s target customers for these products include:

•  OEMs – Manufacturers of Medical Devices, Narcotics Safes etc.;

•  Hospitals and Health Systems;

•  Physicians;

•  Group Homes, Nursing Facilities and Hospice;

•  Schools and Colleges Campuses;

•  Home Health Care Providers; and

•  Consumers with Children or Elderly Parents.

The Company is establishing a variety of channels to these customers through:

•  Strategic relationships with leading industry stakeholders;

•  OEM collaborations with brand named products and services companies;

•  E-commerce – direct from company website and through online medical distributors/resellers;

•  Private national and regional health insurers/Medicaid/Medicare;

•  Medical equipment and supply distributors;

•  Independent and retail chain pharmacies;

•  Federal, State and Local Government Agencies – utilizing public grant funds targeted to reduce prescription drug abuse;

•  Non-Profits and Community Coalitions Targeting prescription Drug Abuse;

•  Independent Sales Reps and sales teams;

•  Licensing our technology to key industry players;

•  Pharmaceutical Companies that produce schedule 2 – 5 controlled substances;

•  Medical and Dental Distributors; and

•  Doctors.

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

The Company’s key focus is to sell and distribute its products and technology through the development of business relationships with strategic partners who have a stake in the industry and have existing channels to market, or an audience for the Company’s products both in the consumer and commercial healthcare space. In support of this strategy, the Company launched the DoctorDIRECT™ program at the American College of Physicians Conference in Washington, DC. The DoctorDIRECT™ program is a simple, no-cost sales program that targets more than 150,000 physicians nationwide, offering them financial incentives and supporting materials to help patients and their families safely store prescription medications in the home. Physicians play an important role in patient education and safety when prescribing medication, and by participating in the program each physician will receive materials including custom prescription/order pads, drug abuse educational materials, as well as accreditation as a “Prescription Safety Advocate” practice, demonstrated by a shield which may be displayed in their practice. The program is designed to extend the reach of the Company’s product offerings into physicians’ offices and their patients’ homes. The Doctor Direct Program is Sunshine Act exempt, and is both REMS and ACO compliant. The Company has developed a dedicated page at its website where physicians can register for the program and request supporting materials and the Company also has re-established its direct e-commerce capabilities to take orders from patients at the Company’s site.

My TOUCH ID, LLC.

Effective July 8, 2016, the Company closed a transaction to acquire 100% of the member interests in My TOUCH ID, LLC. My TOUCH ID, LLC develops and markets fingerprint activated Intelligent Access Devices (IADs) for homes and businesses. Its flagship product is the world’s first fingerprint padlock with a shackle that is inter-changeable without the need for any keys or tools. The company is also introducing a variety of access control products such as fingerprint safes, fingerprint garage door openers, fingerprint door locks, thermostats and mailboxes to the US market. The Company intends to leverage its founders’ extensive backgrounds as innovators in the consumer biometric market place to commercialize the My TOUCH product offerings, and is working on plans to introduce the products to major retailers such as the Home Depot, Ace Hardware, Sears and Costco and OEM partners such as Masterlock, Honeywell and Kwikset where the Company’s management has former relationships. In addition, the founder and current President of My TOUCH ID, LLC, Glenn McGinnis, is a technology industry veteran and has had a lifetime of experience working in various technology sectors in global positions within IBM.  Glenn served as an engineer and manager at IBM for over 25 years and has over 20 years of global product development, manufacturing and consulting. This experience will be invaluable to the Company as a whole as it moves forward to expand its product and solutions roadmap.

My TOUCH ID, LLC has established sales and distribution relationships with Grainger and the Home Depot and Mr. McGinnis will be working with the Company’s management in an effort to expand these relationships and introduce cross-selling opportunities for other Company products.

bioHEALTH MED, Inc.

bioHEALTH MED, Inc. is a healthcare technology company with a mission of providing accurate, real-time remote patient monitoring solutions, leveraging the Company’s proprietary embedded biometric authentication technology for patient verification, medication adherence and vitals monitoring, to better ensure the accuracy of patient information, medication dosage and other important patient clinical data. bioHEALTHMED is developing a proprietary Clinical Trials Management System (CTMS) utilizing a secure, private and biometrically enabled and accessible cloud platform, which will allow real-time communications between Clinical Research Organizations and pharmaceutical companies with their clinical subjects to improve clinical trial results. This platform will also utilize proprietary biometrically enabled products that feature the Company’s Absolute Authentication technology, to provide real-time authentication of vital signs, in addition to monitoring medication adherence and compliance. With our fully authenticated real-time remote patient monitoring system, the Company can offer various stakeholders a solution which will greatly reduce the risk of medication errors, improve remote patient care and reduce overall healthcare expenditure. The pertinent authenticated patient data will be provided in real-time to the authorized caregiver, such as a physician, the healthcare system, CRO or a provider, who can then take pro-active actions to address any risks they see, preventing adverse events from occurring and reduce the need for more costly in office care or even hospitalization ..

Verification and authentication of data in healthcare, especially in clinical trials, plays a very important role in the quality of care, can save costs, reduce risks and improve patient outcomes. From prescription medication fulfillment and dispensing, to remote patient monitoring with real time reports, the Company’s intellectual property allows it to offer what it believes is the most accurate end-to-end solutions in the market. The Company believes that pro-active, preventative care of patients outside of the physician’s office or other healthcare facility is key to maintaining patient health and avoiding unnecessary doctor and hospital visits. These unnecessary preventable visits place a huge avoidable financial burden on the healthcare system. As a result, CMS and private payers are now reimbursing physicians and health systems if they employ patient monitoring tools to manage the care of their patients remotely.

Until now, there has not been a system that can properly validate the patient in a remote environment exposing these systems to potential fraudulent activity both on the part of the patient or the provider. Through bioHEALTH MED’s bioSKYMED™ system, the Company plans to introduce the next generation of patient care that incorporates one touch security, identification and Absolute Authentication allowing full control and access to all aspects of health data, reducing doctor’s office visits, reducing prescription medication errors and providing reminders and alerts as well as real-time reports on patient progress through remote healthcare checks and medication regimen adherence.

In addition, currently within clinical research environments, the validity of data gathered from clinical trial participants is unreliable and voluntarily provided by the participant, which leaves room for considerable error and potential risk of adverse events post trial. The bioSKYMED™ system will provide real-time data capture identifying the trial participant and verifying the medication is taken as the regimen requires, ensuring true data-integrity. The system will then automatically send this data to the CRO back-end for evaluation. The Company’s system will guarantee that the right dose is taken by the right patient at the right time and will provide significant benefits to pharmaceutical companies by improving the value of trial data and in doing so streamlining and expediting the drug approval process, saving millions of dollars in expenses, better validating drug efficacy and hence improving patient outcomes overall.

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

The Company believes that this new comprehensive structure of wholly owned subsidiaries with clearly defined market objectives will provide the best opportunity for the Company to create increased shareholder value. The Company intends to further develop its plans for its subsidiaries through the end of the year. Additionally, the Company plans to continue to work with its bankers to secure interim funding for working capital and to pay off the current debt, to identify and secure capital for acquisition targets to support the Company’s various business objectives and to ultimately restructure the business and uplist to a national exchange.

Results of Operations for the three and nine months ended September 30, 2016 and 2015

Revenues

Our total revenue reported for the three months ended September 30, 2016 was $4,586, an increase from $0 for the same period ended 2015. Our total revenue reported for the nine months ended September 30, 2016 was $14,528, a decrease from $50,563 for the same period ended 2015.

The revenues we had for the three and nine months ended September 30, 2016 were predominantly from online sales of our Rx DrugSAFE product at CVS.com and Amazon.com, whereas the revenues for the nine months ended September 30, 2015 were predominantly from the fulfillment of our purchase order from the Oklahoma Bureau of Narcotics. We do not expect to experience revenues from state grants in the future months. We hope to achieve increased revenues for the balance of 2016 and into 2017 once we establish sales channels for our products and implement our business strategies as described above. If we are unable to obtain financing, however, the implementation of our business strategies will be frustrated and we could go out of business.

Operating Expenses

Operating expenses decreased to $344,514 for the three months ended September 30, 2016 from $1,441,718 for the three months ended September 30, 2015. Operating expenses increased to $24,119,763 for the nine months ended September 30, 2016 from $3,546,267 for the nine months ended September 30, 2015.

The main reason for the sharp increase in operating expenses was due to a compensation expenses of $22,700,000 associated with the conversion of shares of Series B Preferred Stock into 10,000,000 shares of common stock.

The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Merchant Account Fees	$491	$244	$1,109	$749
Filing Fees	—	—	549	—
Advertising and Promotion	372	3,479	1,688	10,588
Automobile Expense	978	1,088	3,938	2,821
Bank Service Charges	-755	122	418	605
Business Licenses	421	1,425	3,405	2,204
Commissions	18,983	—	53,753	—
Consulting	7,000	9,281	171,575	10,381
Dues and Subscriptions	99	—	355	450
Freight and Shipping	2,249	956	2,249	2,024
Meals and Entertainment	6,303	501	12,337	2,948
Marketing Expenses	4,300	300	24,777	2,039
Computer and Internet Expenses	721	152	7,171	696
Conference and Seminar	—	40	5,045	40
Insurance	8,996	5,981	22,614	9,097
Investor Relations Expense	—	—	—	12,000
Office Supplies	382	442	3,838	1,815
Office Expense	824	57	1,552	623
Salaries	228,959	43,750	606,660	131,250
Compensation Expense	19,733	1,321,650	22,893,377	3,205,400
Postage	458	164	2,620	2,195
Financial Reporting Services	5,223	234	12,423	666
Printing and Stationary	—	417	—	417
Product Development	—	192	11,981	2,442
Professional Fees	13,411	46,305	177,397	113,112
Rent Expense	1,534	1,190	5,791	5,195
Telephone Expenses	1,827	1,348	5,754	3,576
Trade Shows	1,143	—	16,884	12,583
Travel Expense	12,367	1,613	43,765	9,564
Samples	—	652	485	652
Payroll Taxes	5,992	—	19,259	—
Supplier Licenses	-254	—	-121	—
Website	257	135	448	135
Amortization	2,500	—	6,667

Total Operating Expense	$344,514	$1,441,718	$24,119,763	$3,546,267

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Income (Expenses)

We had other expense of $7,925,921 for the three months ended September 30, 2016 from other expenses of $637,554 for the three months ended September 30, 2015. The other income for the three months ended September 30, 2016 was the result of a loss on the reevaluation of derivative liabilities of $7,705,379, and interest expense of $220,542. Other expenses for the three months ended September 30, 2015 was the result of a loss on the valuation and revaluation of derivative liabilities of $463,622 and interest expense including the amortization of debt discounts of $173,932.

We had other expense of $7,429,633 for the nine months ended September 30, 2016 from other expenses of $1,026,707 for the nine months ended September 30, 2015. The other expense for the nine months ended September 30, 2016 was the result of a loss on the reevaluation of derivative liabilities of $6,703,172 offset by interest expense of $726,461. Other expenses for the three months ended September 30, 2015 was the result of a loss on the valuation and revaluation of derivative liabilities of $733,446 and interest expense including the amortization of debt discounts of $293,261.

Net Loss

We incurred a net loss of $8,270,344 for the three months ended September 30, 2016, compared to a net loss of $2,079,272 for the three months ended September 30, 2015. We incurred a net loss of $31,546,683 for the nine months ended September 30, 2016, compared to a net loss of $4,547,921 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $64,143 and total current liabilities of $9,628,670. We had a working capital deficit of $9,564,527 as of September 30, 2016.

Operating activities used $688,647 in cash for nine months ended September 30, 2016, as compared with cash used of $128,198 for the same period ended 2015. Our net loss of $31,546,683 was the main component of our negative operating cash flow, offset by $22,700,000 resulting from the conversion of shares of Series B Preferred Stock into 10,000,000 shares of common stock.

Cash flows provided by financing activities during the nine months ended September 30, 2016 amounted to $710,492, as compared with $123,927 for the same period ended 2015. Proceeds from the issuance of convertible notes of $707,000, related party advances of $12,500, and common stock of $50,000, offset by repayments on related party loan advances of $3,150 and repayments on convertible notes and accrued interest of $55,858, were the main components of our positive financing cash flow during the nine month ended September 30, 2016.

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

As described above, we continue to work on expanding our product offerings, but our progress, while blistering in some areas, is held back dramatically because of our current inability to attract real capital. We believe that recent shorting activity has negatively affected our stock price to the detriment of our company and our shareholders. We have been forced to seek interim funding through variable convertible debt financing, placing additional pressures on the balance sheet.

The continued shorting and issuance of shares into the market from noteholder conversions has further negatively affected our stock price and consequently diminished our ability to secure capital that is less dilutive than the variable convertible debt financing.

To address these ongoing concerns, the Company terminated its transfer agent on September 6, 2016, preventing further toxic conversions and bringing all parties to the table to discuss a satisfactory settlement which would provide the Company with a window to redeem the outstanding notes over an extended period of time and prevent any further conversions for several months. We have been actively negotiating this settlement with our existing noteholders, with a plan to convert their debt holdings into non-dilutive equity and provide a workable solution to the problem. We are hopeful that these efforts will result in a positive solution that will not only benefit the company, but should also allow the noteholders to make a return on their investments. As we are in the midst of negotiations, no firm commitments have yet been reached as of the date of preparing this document. We hope to provide further news and disclosures in the weeks ahead. We are also hopeful that these efforts will facilitate the ability the raise more traditional capital through our investment banking relationship and other capital sources that we continue to pursue. This process will take time and is not guaranteed, but we believe with hard work and the right partners, it is extremely achievable.

As previously disclosed, we have executed three comprehensive agreements with an Investment Bank which remain active and are still in effect. One of those agreements is an exclusive investment banking agreement for a 12 month period that expires in May, 2017. These agreements were signed with a view to establishing a multi-tiered financing approach and a reliable form of financing for the Company to move the business forward. To date, the investment bank has not yet performed under the agreements. One issue was the accelerated decline in our public stock price hampering efforts to raise interim capital to take out our current variable-rate convertible debt. The initial approach and strategy to retire this debt was changed in September based on our declining stock price. We intend to continue working with the investment bank, but our current stock price may be an impediment and we are taking steps to stabilize and turn it in a positive direction. In the meantime, we are concentrating our fundraising efforts at our subsidiary level which will not have a dilutive effect on our public shareholder base.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and non variable-rate debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had minimal revenues for the three and nine months ending September 30, 2016 and year ended December 31, 2015. We currently have negative working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities

Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to remediate that, as of September 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were more effective at the reasonable assurance level:

1.       We did not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has taken remedial steps to comply and reduce the control deficiency that resulted represented a material weakness.

2.       We did not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has taken steps to remediate these deficiencies by engaging a new outside accounting consultant as well as securing the full time services of our Chief Financial Officer, who was previously a part time employee.

3.       Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. The company’s Board of Directors is in the process of approving a written code of business conduct and ethics that will govern our employees and directors. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. To remedy this, the company’s Board of Directors will be adopting a Board Charter which requires the establishment of an audit committee, the mandate for which will be to eventually have all independent members and the Board is in the process of evaluating possible candidates. Meanwhile, the committee will have the ability to consult with outside independent financial experts.

To address these overall material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented and has take the steps identified above. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

We have already taken steps to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from that below, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Legal Proceedings

On March 5, 2015, Wall Street Buy Sell Hold filed a lawsuit against the Company in New York alleging breach of a consulting agreement between the parties. On March 10, 2015 the company filed a lawsuit against Wall Street Buy Hold Sell in Nevada. The suit claims WSBHS engaged in fraud as well as deceptive practices. The case is still in the motion phase.  The case the Company filed in Nevada against WSBSH has been stayed, pending a decision on a jurisdiction motion we filed in the New York case.  The Company has been asked by the judge in the New York case to try to come to a settlement and we have been negotiating back and forth with their attorneys to reach a mutually acceptable settlement. Meanwhile, the court has scheduled a date, November 22, 2016, at which time the company will either announce the settlement or move forward with its Motion to Dismiss based on procedural failures by the Plaintiff.

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

On May 3 , 2016 a Notice of Dismissal was filed for the New York case and on 2016 May 5, 2016 the company filed a lawsuit against all Kodiak Capital Group et al in the District of California, asserting all of the same allegations as the previously filed New York case. The company re-filed the action in Federal Court in California to include a new state based fraud claim against the defendants that are California residents. Our counsel failed to serve process on the defendants. The court dismissed the case on the procedural ground of lack of prosecution. The Company terminated its litigation counsel due to lack of oversight and other administrative disputes with counsel. It is expected that this lawsuit will be refiled in early 2017. The Statute of Limitations for this action is 6 years so the Company has anple time to refile this action.

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

On July 8, 2016 the Company entered into a Member Interest Purchase Agreement with My TOUCH-ID, LLC, to purchase 100% of the member interests of the entity for a purchase price of $125,000, payable in shares of Company stock. The former members of My TOUCH-ID, LLC were issued a total of 356,126 shares of the Company stock in connection with this Purchase Agreement.

On July 15, 2016 EMA Financial elected to convert $7,150 of the principal of the note the purchased from Auctus Fund, LLC on March 31, 2016 originally issued on October 6, 2015. The Company issued to EMA Financial 55,000 shares of company stock.

On July 29, 2016, Crownbridge elected to convert $8,060 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 62,000 shares of Company stock.

On August 3, 2016 the Company issued 9,204 shares of Company stock to a consultant for services performed under an agreement originally signed on May 6, 2015.

On August 3, 2016 the Company issued 20,000 shares to a consultant for services performed under an agreement originally signed on June 6, 2016.

On August 3, 2016 the Company entered into a subscription agreement with a shareholder to purchase 50,000 shares of the Company common stock at a price of $0.05 per share for a total purchase price of $2,500.

On August 4, 2016 the Company entered into a subscription agreement with a shareholder to purchase 100,000 shares of the Company common stock at a price of $0.05 per share for a total purchase price of $5,000.

On August 5, 2016 the Company entered into an agreement with a legal consultant to perform intellectual property consulting services. The initial term of this agreement is for one year of services. The Company issued the consultant 25,000 shares of Company stock as a retainer for these services.

On August 5, 2016, Crownbridge elected to convert $7,508 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 77,000 shares of Company stock.

On August 15, 2016 Yoshar Trading, LLC elected to convert $3,000 of the principal of the note issued on January 20, 2016. The Company issued to Yoshar 43,956 shares of Company stock.

On August 23, 2016 the Company entered into a subscription agreement with a shareholder to purchase 200,000 shares of the Company common stock at a price of $0.05 per share for a total purchase price of $10,000.

On August 24, 2016 EMA Financial elected to convert $6,825 of the principal of the note the purchased from Auctus Fund, LLC on March 31, 2016 originally issued on October 6, 2015. The Company issued to EMA Financial 100,000 shares of Company stock.

On August 24, 2016 the Company entered into an agreement with EMA Financial, LLC to invest $40,000 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable August 24, 2017.  The note is convertible by EMA into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 50% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 3 months after issuance.

On August 26, 2016 the Company entered into an agreement with Auctus Fund LLC to invest $41,250 into the Company in exchange for the issuance of a convertible promissory note. The note bears interest at the rate of 8%.  All outstanding interest and principle is due and payable May 26, 2017.  The note is convertible by Auctus into shares of the Company’s common stock at any time on or after the Issuance Date.  The conversion price for each share is equal to 70% of the lowest trading prices of the Common Stock on the OTC Market for the 20 prior trading days. The Company has the option to repay this note up to 180 days after issuance.

On August 31, 2016, Crownbridge elected to convert $7,956 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 390,000 shares of Company stock.

On August 31, 2016 Yoshar Trading, LLC elected to convert $3,000 of the principal of the note issued on January 20, 2016. The Company issued to Yoshar 153,846 shares of Company stock.

On September 6, 2016 the Company issued 92,105 shares of Company stock to a consultant for services performed under an agreement originally signed on May 6, 2015.

On September 6, 2016 the Company entered into an agreement with an engineering and design consultant for an initial 12 month period. Under the agreement the Company issued the consultant 50,000 shares of Company stock as a retainer. In addition, the consultant will receive $2,500 cash compensation and $2,500 in shares of Company stock on a monthly basis. The cash based compensation will be accrued until such time as the Company has adequate capital resources to make the payment.

On September 6, 2016 Yoshar Trading, LLC elected to convert $4,000 of the principal of the note issued on January 20, 2016. The Company issued to Yoshar 361,991 shares of Company stock.

On September 6, 2016, APG Capital Holdings, LLC elected to convert $4,000 of the principal amount and $165 of interest of a note issued on February 29, 2016. The Company issued to APG 376,906 shares of Company stock.

On September 6, 2016, Crownbridge elected to convert $7,007 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 687,000 shares of Company stock.

On September 6, 2016 EMA Financial elected to convert $4,420 of the principal of the note the purchased from Auctus Fund, LLC on March 31, 2016 originally issued on October 6, 2015. The Company issued to EMA Financial 400,000 shares of Company stock.

On September 26, 2016, Crownbridge elected to convert $2,473 of the principal amount of note issued on January 12, 2016. The Company issued to Crownbridge 687,000 shares of Company stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeneSYS ID, Inc.
Date:	November 21, 2016
By:	/s/ Lorraine Yarde
Lorraine Yarde
Title:	President, Chief Executive Officer, and Director